Form 10-Q
period 2012-03-31
PEQUOT RESOURCES INC
filed 2012-05-18
CIK 1470022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 333-166848

Pequot Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-0535237
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4759 Kester Avenue Sherman Oaks, CA	91403
(Address of principal executive offices)	(Zip Code)

310-780-1558
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                     Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)                                                 Yes ☑    No ☐

As of May 18, 2012 the Issuer had 6,800,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Pequot Resources, Inc., (“Pequot Resources”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form S-1/A for the fiscal year ended December 31, 2011, and all amendments thereto.

PEQUOT RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM UNAUDITED FINANCIAL STATEMENTS
PERIOD ENDED MARCH 31, 2012

Pequot Resources, Inc.
(Formerly Atlas Resources, Incorp.)
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

ASSETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
Current
Cash and cash equivalents	$4,140	$2,457
Total current assets	4,140	2,457

Property and Equipment
Accumulated depreciation	(657)	(516)
Computer equipment	1,690	1,690
Mining interests	10,000	10,000
Total property and equipment	11,033	11,174

Total assets	$15,173	$13,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$15,138	$2,665
Related party payable	27,007	21,427
Total current liabilities	42,145	24,092

Total liabilities	42,145	24,092

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock, $.001 par value,
75,000,000 shares authorized;
6,800,000 shares issued and outstanding	6,800	6,800
Additional paid-in capital	28,200	28,200
Deficit, accumulated during the exploration stage	(61,972)	(45,461)

Total stockholders’ deficit	(26,972)	(10,461)
Total liabilities and stockholders’ deficit	$15,173	$13,631

The accompanying notes are an integral part of these financial statements.

Pequot Resources, Inc.
(Formerly Atlas Resources, Incorp.)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended March 31		Accumulated from June 23, 2009 (inception) through March 31,
	2012	2011	2012

Revenue	$-	$-	$-

Operating Expenses
Consulting	-	300	2,000
Exploration	500	400	5,590
Legal and accounting	5,953	5,108	31,378
Re-staking claim	-	-	800
Operation and administration	10,058	2,689	22,204
Total operating expense	16,511	8,497	61,972

Net loss from operations and before income tax	(16,511)	(8,497)	(61,972)
Income tax expense	-	-	-

Net loss	$(16,511)	$(8,497)	$(61,972)

Loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares
Basic and diluted	6,800,000	6,800,000

The accompanying notes are an integral part of these financial statements.

Pequot Resources, Inc.
(Formerly Atlas Resources, Incorp.)
(An Exploration Stage Company)
Statements of Cash Flow
(Unaudited)

	For the Three Months Ended March 31,		Accumulated from June 23, 2009 (inception) through March 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(16,511)	$(8,497)	$(61,972)
Adjustments to reconcile net income (loss) to net
cash used in operating activities
Depreciation	141	-	657
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	12,473	5,108	15,138
Net cash used in operating activities	(3,897)	(3,389)	(46,177)

Cash flows from investing activities
Cash paid for equipment	-	-	(1,690)
Cash paid for mining interest	-	-	(10,000)
Net cash used in investing activities	-	-	(11,690)

Cash flows from financing activities
Proceeds from related party payable	5,580	-	27,007
Proceeds from issuance of common stock	-	-	35,000
Net cash provided by financing activities	5,580	-	62,007

Increase in cash and cash equivalents	1,683	(3,389)	4,140

Cash and cash equivalents, beginning of year	2,457	3,426	-

Cash and cash equivalents, end of period	$4,140	$37	$4,140

Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Pequot Resources, Inc.
(Formerly Atlas Resources, Incorp.)
(An Exploration Stage Company)
Notes to the Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s registration statement Form S-1/A, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2011. The interim results for the period ended March 31, 2012 are not necessarily indicative of the results for the full fiscal year.

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $61,972 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of gold reserves.

These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pequot Resources, Inc.
(Formerly Atlas Resources, Incorp.)
(An Exploration Stage Company)
Notes to the Financial Statements

Note 3 – Subsequent Events

Pequot Resources, Inc. has evaluated subsequent events through the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition of disclosure in its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

DESCRIPTION OF BUSINESS

We intend to commence operations as an exploration stage mineral exploration company. As such, there is no assurance that a commercially viable mineral deposit exists on our sole mineral property interest, the Portage Bay claim. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Portage Bay claim is determined. Economic feasibility refers to a formal evaluation completed by an engineer or geologist which confirms that the property can be successfully operated as a mine. Legal feasibility refers to a formal survey of the claims boundaries to ensure that all discovered mineralization is contained within these boundaries.

We will be engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We own a 100% interest in the Portage Bay claim.

Our plan of operation is to conduct exploration work on the Portage Bay claim in order to ascertain whether it possesses economic quantities of copper, nickel or platinum group elements. There can be no assurance that economic mineral deposits or reserves, exist on the Portage Bay claim until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible. Economic feasibility refers to an evaluation completed by an engineer or geologist whereby he or she analyses whether profitable mining operations can be undertaken on the property.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.

We have not yet commenced the initial phase of exploration on the Portage Bay claim. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Even if we complete the currently recommended exploration programs on the Portage Bay claim and they are successful, we will need to spend substantial additional funds on further drilling and engineering studies before we will ever know if there is a commercially viable mineral deposit, a reserve, on the property.

The Portage Bay claim is without known reserves. Our proposed programs are exploratory in nature.

PORTAGE BAY CLAIM

The following information constitutes a summary of the information contained in a geological report relating to the Portage Bay claim that was prepared by Ms. Amanda Tremblay:

Location

The Portage Bay claim is located in the west-central portion of Rathbun Township at approximately 46º46’ north latitude and 80°38’ west longitude.  The claim is approximately 40 kilometers northeast of the city of Sudbury, Ontario.

Description of Property

We own a 100% interest in one mining claim, known as the Portage Bay claim located in the District of Sudbury, Ontario. We only hold the right to explore for and extract minerals from the Portage Bay claim. We do not own any real property rights to the Portage Bay claim. We do not own or lease any property other than the Portage Bay claim.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended March 31, 2012 as compared to the three ended March 31, 2011.

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Revenue

During the three month periods ended March 31, 2012 and 2011, the Company generated no revenue.

Expenses

During the three month period ended March 31, 2012, the Company reported total operating expenses of $16,511 as compared to $8,497 during the three month period ended March 31, 2011, an increase of $8,014, or approximately 94%.   The increase in operating expenses is primarily due to increases in legal and accounting, and operation and administration expense.   The increases in these expenses are primarily attributable to the preparation and filing of our registration statement, including amendments, with the Securities & Exchange Commission, which included the preparation and auditing of our financial statements.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

Management currently believes that the Company does not have sufficient working capital needed to meet its current budget.

Current Assets and Total Assets

As of March 31, 2012, the unaudited balance sheet reflects that the Company had: i) total current assets of $4,140, as compared to total current assets of $2,457 at December 31, 2011, an increase of $1,683, or approximately 68%; and ii) total assets of $15,173, as compared to total assets of $13,631 at December 31, 2011, an increase of $1,542 or approximately 11%.  The increase in total current assets and total assets was primarily attributable to the proceeds loaned from related party payable.

Total Current Liabilities and Total Liabilities

As of March 31, 2012, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $42,145, as compared to total current liabilities and total liabilities of $24,092 at December 31, 2011, a increase of $18,053 or approximately 75%.  This increase was due to an increase in accounts payable liabilities and related party payable.

Cash Flow

During the three months ended March 31, 2012 cash was primarily used to fund operations. The Company reported a net increase in cash during the three months ended March 31, 2012 as compared to March 31, 2011 from related party proceeds.  See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2012	2011

Net cash provided by (used in) operating activities	$(3,897)	$(3,389)
Net cash used in investing activities	-	-
Net cash provided by financing activities	5,580	-

Net Change in Cash	$1,683	$(3,389)

During the three months ended March 31, 2012, net cash used in operating activities was $3,897, compared to net cash used in operating activities of $3,389 during the three months ended March 31, 2011.  The increase in net cash used in operating activities of $508 is primarily due to an increase in expense associated with the preparation and filing of our registration statement, including amendments, with the Securities & Exchange Commission, which included the preparation and auditing of our financial statements.

During the three months ended March 31, 2012, net cash provided by financing activities was $5,580, compared to net cash provided by financing activities of $0 during the three months ended March 31, 2011.  The increase in net cash provided by financing activities was due to proceeds from related party payable.

During the three months ended March 31, 2012, an officer or director advanced $5,580 to the Company.

As discussed herein, the Company reported a net loss of $16,511 during the three months ended March 31, 2012, compared to $8,497 during the three months ended March 31, 2011. The increase was primarily due to increases in: legal and accounting, and operation and administration expense.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a Company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  The Company’s chief executive officer and chief financial officer also concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) requires the operators of mines to include in each periodic report filed with the Securities and Exchange Commission certain specified disclosures regarding the Company’s history of mine safety. The Company is currently in the exploration phase and does not operate mines at any of its properties, and as such is not subject to disclosure requirements regarding mine safety that were imposed by the Act.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pequot Resources, Inc.

Date:	May 18, 2012	By:	/s/ Blair Sorby
Blair Sorby
President, Chief Executive Officer, and Director