Form 10-Q
period 2012-06-30
PEQUOT RESOURCES INC
filed 2012-08-13
CIK 1470022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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

As of August 10, 2012 the Issuer had 6,800,000 shares of common stock issued and outstanding.

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

PEQUOT RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM UNAUDITED FINANCIAL STATEMENTS
PERIOD ENDED June 30, 2012

Pequot Resources, Inc.
(Formerly Atlas Resources, Incorp.)
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
Current
Cash and cash equivalents	$741	$2,457
Total current assets	741	2,457

Property and Equipment
Accumulated depreciation	(798)	(516)
Computer equipment	1,690	1,690
Mining interests	10,000	10,000
Total property and equipment	10,892	11,174

Total assets	$11,633	$13,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$3,500	$2,665
Accrued interest	323	-
Related party payable	40,267	21,427
Total current liabilities	44,090	24,092

Total liabilities	44,090	24,092

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock, $.001 par value,
75,000,000 shares authorized;
6,800,000 shares issued and outstanding	6,800	6,800
Additional paid-in capital	28,200	28,200
Deficit, accumulated during the exploration stage	(67,457)	(45,461)

Total stockholders’ deficit	(32,457)	(10,461)
Total liabilities and stockholders’ deficit	$11,633	$13,631

The accompanying notes are an integral part of these financial statements.

Pequot Resources, Inc.
(Formerly Atlas Resources, Incorp.)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,		Accumulated from June 23, 2009 (inception) through June 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting	-	-	-	300	2,000
Exploration	-	-	500	400	5,590
Legal and accounting	2,412	124	8,365	5,231	33,790
Re-staking claim	-	-	-	-	800
Operation and administration	2,750	885	12,808	3,574	24,954
Total operating expense	5,162	1,009	21,673	9,505	67,134

Net loss from operations	(5,162)	(1,009)	(21,673)	(9,505)	(67,134)

Other income (expense)
Interest expense	(323)	-	(323)	-	(323)
Total other income (expense)	(323)	-	(323)	-	(323)

Net loss prior to income tax	(5,485)	(1,009)	(21,996)	(9,505)	(67,457)

Income tax expense	-	-	-	-	-

Net loss	$(5,485)	$(1,009)	$(21,996)	$(9,505)	$(67,457)

Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
Basic and diluted	6,800,000	6,800,000	6,800,000	6,800,000

The accompanying notes are an integral part of these financial statements.

Pequot Resources, Inc.
(Formerly Atlas Resources, Incorp.)
(An Exploration Stage Company)
Statements of Cash Flow
(Unaudited)

	For the Six Months Ended June 30,		Accumulated from June 23, 2009 (inception) through June 30,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(21,996)	$(9,505)	$(67,457)

Adjustments to reconcile net income (loss) to net
Cash used in operating activities
Depreciation	282	-	798
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	835	5,231	3,500
Increase (decrease) in accrued interest	323	-	323
Net cash used in operating activities	(20,556)	(4,274)	(62,836)

Cash flows from investing activities
Cash paid for equipment	-	-	(1,690)
Cash paid for mining interest	-	-	(10,000)
Net cash used in investing activities	-	-	(11,690)

Cash flows from financing activities
Proceeds from related party payable	18,840	2,174	40,267
Proceeds from issuance of common stock	-	-	35,000
Net cash provided by financing activities	18,840	2,174	75,267

Increase in cash and cash equivalents	(1,716)	(2,100)	741
Cash and cash equivalents, beginning of year	2,457	3,426	-
Cash and cash equivalents, end of period	$741	$1,326	$741

Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Pequot Resources, Inc.
(Formerly Atlas Resources, Incorp.)
(An Exploration Stage Company)
Notes to the Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s registration statement Form S-1/A, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2011. The interim results for the period ended June 30, 2012 are not necessarily indicative of the results for the full fiscal year.

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $67,457 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Pequot Resources, Inc.
(Formerly Atlas Resources, Incorp.)
(An Exploration Stage Company)
Notes to the Financial Statements

Note 3 – Related Party Note Payable

The officer of the Company advanced funds at various times from inception to the period ending June 30, 2012 in order to support operations. On April 1, 2012, the advance was turned into a loan and is unsecured, bearing three and half percent (3.5%) interest per annum and due on demand. The principal amount due to the officer was $40,267 and the accrued interest was $323 as of June 30, 2012.

Note 4 – Subsequent Events

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

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.

Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Revenue

During the three month periods ended June 30, 2012 and 2011, the Company generated no revenue.

Expenses

During the three month period ended June 30, 2012, the Company reported total operating expenses of $5,162 as compared to $1,009 during the three month period ended June 30, 2011, an increase of $4,153, or approximately 412%.   The increase in operating expenses is primarily due to increases in legal and accounting, and operation and administration expense.   The increases in these expenses are primarily attributable to the preparation and filing of our registration statement, including amendments, with the Securities & Exchange Commission, which included the preparation and auditing of our financial statements.

Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Revenue

During the six month periods ended June 30, 2012 and 2011, the Company generated no revenue.

Expenses

During the six month period ended June 30, 2012, the Company reported total operating expenses of $21,673 as compared to $9,505 during the six month period ended June 30, 2011, an increase of $12,168, or approximately 128%.   The increase in operating expenses is primarily due to increases in legal and accounting, and operation and administration expense.   The increases in these expenses are primarily attributable to the preparation and filing of our registration statement, including amendments, with the Securities & Exchange Commission, which included the preparation and auditing of our financial statements.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

Management currently believes that the Company does not have sufficient working capital needed to meet its current budget.

Current Assets and Total Assets

As of June 30, 2012, the unaudited balance sheet reflects that the Company had: i) total current assets of $741, as compared to total current assets of $2,457 at December 31, 2011, an decrease of $1,716, or approximately 70%; and ii) total assets of $11,633, as compared to total assets of $13,631 at December 31, 2011, an decrease of $1,998 or approximately 15%.  The decrease in total current assets and total assets was primarily attributable to an increase in operating expenses.

Total Current Liabilities and Total Liabilities

As of June 30, 2012, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $44,090, as compared to total current liabilities and total liabilities of $24,092 at December 31, 2011, an increase of $19,998 or approximately 83%.  This increase was due to an increase in accounts payable liabilities and related party payable.

Cash Flow

During the six months ended June 30, 2012 cash was primarily used to fund operations. The Company reported a net decrease in cash during the six months ended June 30, 2012 as compared to June 30, 2011 from related party proceeds.  See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2012	2011

Net cash provided by (used in) operating activities	$(20,556)	$(4,274)
Net cash used in investing activities	-	-
Net cash provided by financing activities	18,840	2,174

Net Change in Cash	$(1,716)	$(2,100)

During the six months ended June 30, 2012, net cash used in operating activities was $20,556, compared to net cash used in operating activities of $4,274 during the six months ended June 30, 2011.  The increase in net cash used in operating activities of $16,282 is primarily due to an increase in expense associated with the preparation and filing of our registration statement, including amendments, with the Securities & Exchange Commission, which included the preparation and auditing of our financial statements.

During the six months ended June 30, 2012, net cash provided by financing activities was $18,840, compared to net cash provided by financing activities of $2,174 during the six months ended June 30, 2011.  The increase in net cash provided by financing activities was due to proceeds from related party payable.

During the six months ended June 30, 2012, an officer or director advanced $18,840 to the Company.

As discussed herein, the Company reported a net loss of $21,996 during the six months ended June 30, 2012, compared to $9,505 during the six months ended June 30, 2011. The increase was primarily due to increases in: legal and accounting, and operation and administration expense.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)*

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith
** To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pequot Resources, Inc.

Date:	August 13, 2012	By:	/s/ Blair Sorby
Blair Sorby
President, Chief Executive Officer, and Director