Form 10-Q/A
period 2012-06-30
PEQUOT RESOURCES INC
filed 2012-08-21
CIK 1470022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2012, originally filed with the U.S. Securities and Exchange Commission on August 14, 2012, is solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment.  This Amendment speaks as of the original date of our Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached hereto as Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II – OTHER INFORMATION

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

* Incorporated by reference from the quarterly report on Form 10-Q filed August 14, 2012.
** Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to its report to be signed on its behalf by the undersigned thereunto duly authorized.

Pequot Resources, Inc.

Date:	August 21, 2012	By:	/s/ Blair Sorby
Blair Sorby
President, Chief Executive Officer, and Director

3