Form 10-Q/A
period 2012-03-31
PEQUOT RESOURCES INC
filed 2012-09-10
CIK 1470022

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment”) to our quarterly report on Form 10-Q for the period ended March 31, 2012, originally filed with the U.S. Securities and Exchange Commission on May 18, 2012, is solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

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

* Incorporated by reference from the quarterly report on Form 10-Q filed May 18, 2012.
** Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to its report to be signed on its behalf by the undersigned thereunto duly authorized.

Pequot Resources, Inc.

Date:	September 10, 2012	By:	/s/ Blair Sorby
Blair Sorby
President, Chief Executive Officer, and Director

3