Form 10-Q
period 2012-09-30
PEQUOT RESOURCES INC
filed 2012-11-01
CIK 1470022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)                                                 Yes ☑    No☐

As of November 1, 2012 the Issuer had 6,800,000 shares of common stock issued and outstanding.

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

PEQUOT RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM UNAUDITED FINANCIAL STATEMENTS
PERIOD ENDED SEPTEMBER 30, 2012

Pequot Resources, Inc.
(Formerly Atlas Resources, Incorp.)
(An Exploration Stage Company)
Balance Sheet

ASSETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
Current
Cash and cash equivalents	$89	$2,457
Total current assets	89	2,457

Property and Equipment
Accumulated depreciation	(939)	(516)
Computer equipment	1,690	1,690
Mining interests	10,000	10,000
Total property and equipment	10,751	11,174

Total assets	$10,840	$13,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$3,095	$2,665
Accrued interest	703	-
Related party payable	47,167	21,427
Total current liabilities	50,965	24,092

Total liabilities	50,965	24,092

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock, $.001 par value,
75,000,000 shares authorized;
6,800,000 shares issued and outstanding	6,800	6,800
Additional paid-in capital	28,200	28,200
Deficit, accumulated during the exploration stage	(75,125)	(45,461)

Total stockholders’ deficit	(40,125)	(10,461)
Total liabilities and stockholders’ deficit	$10,840	$13,631

The accompanying notes are an integral part of these financial statements.

Pequot Resources, Inc.
(Formerly Atlas Resources, Incorp.)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Accumulated from June 23, 2009 (inception) through September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting	-	-	-	300	2,000
Exploration	-	1,640	500	2,040	5,590
Legal and accounting	2,315	-	10,680	5,231	36,105
Re-staking claim	-	-	-	-	800
Operation and administration	4,973	1,715	17,781	5,289	29,927
Total operating expense	7,288	3,355	28,961	12,860	74,422
Net loss from operations	(7,288)	(3,355)	(28,961)	(12,860)	(74,422)

Other income (expense)
Interest expense	(380)	-	(703)	-	(703)
Total other income (expense)	(380)	-	(703)	-	(703)

Net loss prior to income tax	(7,668)	(3,355)	(29,664)	(12,860)	(75,125)

Income tax expense	-	-	-	-	-
Net loss	$(7,668)	$(3,355)	$(29,664)	$(12,860)	$(75,125)

Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
Basic and diluted	6,800,000	6,800,000	6,800,000	6,800,000

The accompanying notes are an integral part of these financial statements.

Pequot Resources, Inc.
(Formerly Atlas Resources, Incorp.)
(An Exploration Stage Company)
Statements of Cash Flow
(Unaudited)

	For the Nine Months Ended September 30,		Accumulated from June 23, 2009 (inception) through September 30,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(29,664)	$(12,860)	$(75,125)

Adjustments to reconcile net income (loss) to net
cash used in operating activities
Depreciation	423	-	939
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	430	(331)	3,095
Increase (decrease) in accrued interest	703	-	703
Net cash used in operating activities	(28,108)	(13,191)	(70,388)

Cash flows from investing activities
Cash paid for equipment	-	-	(1,690)
Cash paid for mining interest	-	-	(10,000)
Net cash used in investing activities	-	-	(11,690)

Cash flows from financing activities
Proceeds from related party payable	25,740	9,765	47,167
Proceeds from issuance of common stock	-	-	35,000
Net cash provided by financing activities	25,740	9,765	82,167

Increase in cash and cash equivalents	(2,368)	(3,426)	89

Cash and cash equivalents, beginning of year	2,457	3,426	-

Cash and cash equivalents, end of period	$89	$-	$89

Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Pequot Resources, Inc.
(Formerly Atlas Resources, Incorp.)
(An Exploration Stage Company)
Notes to the Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s registration statement Form S-1/A, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2011. The interim results for the period ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year.

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $75,125 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Note 3 – Related Party Note Payable

The officer of the Company advanced funds at various times from inception to the period ending September 30, 2012 in order to support operations. On April 1, 2012, the advance was turned into a loan and is unsecured, bearing three and half percent (3.5%) interest per annum and due on demand. The principal amount due to the officer was $47,167 and the accrued interest was $703 as of September 30, 2012.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.

Results of Operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Revenue

During the three month periods ended September 30, 2012 and 2011, the Company generated no revenue.

Expenses

During the three month period ended September 30, 2012, the Company reported total operating expenses of $7,288 as compared to $3,355 during the three month period ended September 30, 2011, an increase of $3,933, or approximately 117%.   The increase in operating expenses is primarily due to increases in legal and accounting, and operation and administration expense.   The increases in these expenses are primarily attributable to the preparation and filing of our quarterly report with the Securities & Exchange Commission.

Results of Operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Revenue

During the nine month periods ended September 30, 2012 and 2011, the Company generated no revenue.

Expenses

During the nine month period ended September 30, 2012, the Company reported total operating expenses of $28,961 as compared to $12,860 during the nine month period ended September 30, 2011, an increase of $16,101, or approximately 125%.   The increase in operating expenses is primarily due to increases in legal and accounting, and operation and administration expense.   The increases in these expenses are primarily attributable to the preparation and filing of our registration statement, including amendments, with the Securities & Exchange Commission, which included the preparation and auditing of our financial statements.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

Management currently believes that the Company does not have sufficient working capital needed to meet its current budget.

Current Assets and Total Assets

As of September 30, 2012, the unaudited balance sheet reflects that the Company had: i) total current assets of $89, as compared to total current assets of $2,457 at December 31, 2011, a decrease of $2,368, or approximately 96%; and ii) total assets of $10,840, as compared to total assets of $13,631 at December 31, 2011, an decrease of $2,791 or approximately 20%.  The decrease in total current assets and total assets was primarily attributable to an increase in operating expenses.

Total Current Liabilities and Total Liabilities

As of September 30, 2012, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $50,965, as compared to total current liabilities and total liabilities of $24,092 at December 31, 2011, an increase of $26,873 or approximately 112%.  This increase was due to an increase in accounts payable liabilities and related party payable.

Cash Flow

During the nine months ended September 30, 2012 cash was primarily used to fund operations. The Company reported a net decrease in cash during the nine months ended September 30, 2012 as compared to September 30, 2011 from related party proceeds.  See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2012	2011

Net cash provided by (used in) operating activities	$(28,108)	$(13,191)
Net cash used in investing activities	-	-
Net cash provided by financing activities	25,740	9,765

Net Change in Cash	$(2,368)	$(3,426)

During the nine months ended September 30, 2012, net cash used in operating activities was $28,108, compared to net cash used in operating activities of $13,191 during the nine months ended September 30, 2011.  The increase in net cash used in operating activities of $14,917 is primarily due to an increase in expense associated with the preparation and filing of our registration statement, including amendments, with the Securities & Exchange Commission, which included the preparation and auditing of our financial statements.

During the nine months ended September 30, 2012, net cash provided by financing activities was $25,740, compared to net cash provided by financing activities of $9,765 during the nine months ended September 30, 2011.  The increase in net cash provided by financing activities was due to proceeds from related party payable.

During the nine months ended September 30, 2012, an officer and director advanced $25,740 to the Company.

As discussed herein, the Company reported a net loss of $29,664 during the nine months ended September 30, 2012, compared to $12,860 during the nine months ended September 30, 2011. The increase was primarily due to increases in: legal and accounting, and operation and administration expense.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

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

Pequot Resources, Inc.

Date:	November 1, 2012	By:	/s/ Blair Sorby
Blair Sorby
President, Chief Executive Officer, and Director