Form 10-K
period 2012-12-31
RESOLUTE ONCOLOGY INC
filed 2013-03-28
CIK 1470022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ______________

RESOLUTE ONCOLOGY INC.
(Exact name of registrant as specified in its charter)

Nevada	333-166848	27-0535237
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
4759 Kester Avenue Sherman Oaks, CA 91403
(Address of principal executive offices)
Registrant’s telephone number, including area code: 310-780-1558
Securities registered under Section 12(b) of the Exchange Act:   None
Securities registered under Section 12(g) of the Exchange Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [  ]Yes [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes   [X] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 29, 2012 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of March 18, 2013, our company had 40,386,000 common shares issued and outstanding.

PART I

ITEM 1.       BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “company” mean Resolute Oncology Inc., and our wholly owned subsidiary Resolute Oncology Limited, an Ireland corporation, unless the context clearly requires or states otherwise.

Overview

We are a development stage company previously engaged in the acquisition, exploration and development of mineral properties.  As at the date of this annual report we have suspended our plan of operation as it relates to the exploration of our Portage Bay property and are investigating other business opportunities to enhance shareholder value.

Our registered office is located at 4759 Kester Avenue, Sherman Oaks, CA 91403.  Our telephone number is 310-780-1558.

Our common stock is quoted on the OTC Bulletin Board under the symbol “REON”.   Our CUSIP number is 76118C201.

Corporate History

We were incorporated on the June 23, 2009 under the laws of the state of Nevada under the name “Atlas Resources, Incorp.”. Pursuant to a Certificate of Amendment dated June 22, 2011, we changed our name to “Pequot Resources, Inc.”.

In December 2012, we entered into negotiations regarding a potential asset acquisition or business combination with GEN BioPharma Inc. dba Resolute Oncology (“GEN BioPharma Inc.”), a private pharmaceutical company specializing in oncology products.  In anticipation of entering into a definitive agreement regarding the contemplated transaction, we undertook to change our corporate name to reflect our potential new business.

On December 17, 2012, our company incorporated a wholly owned subsidiary, Resolute Oncology Limited in Dublin, Ireland for the purpose of managing the potential operations in Europe. As of the inception, December 17, 2012 to December 31, 2012 there have been no activities in the subsidiary.

Effective January 9, 2013, we changed our name from “Pequot Resources, Inc.” to “Resolute Oncology Inc.”, by way of a merger with our wholly-owned subsidiary Resolute Oncology Inc., which was formed solely for the change of name.  The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on January 9, 2013 under our company’s new symbol “REON”.   As at the date of this annual report, we have not entered into any definitive agreement regarding the potential transaction and there is no certainty that we will do so.

On January 29, 2013 we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 5.5 new for 1 old basis, such that our authorized capital increased from 75,000,000 to 412,500,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock increased from 6,800,000 to 37,400,000 common shares, all with a par value of $0.001.

The forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on February 1, 2013 under the symbol "REOND".  The "D" was placed on our company’s ticker symbol for 20 business days.  After 20 business days, our symbol reverted back to its original symbol "REON".  Our CUSIP number is 76118C201.

Current Operations

Our company was incorporated for the purpose of engaging in mineral exploration activities. On December 10, 2009, we entered into an agreement with Terry Loney whereby we acquired a 100% interest in the Portage Bay claim located in Rathbun Township in the Sudbury Mining District of Ontario, Canada. We paid $10,000 to Mr. Loney in consideration of the claim.

Since our acquisition of the Portage Bay claim, our plan of operation was to conduct exploration work on our property in order to ascertain whether it possesses economic quantities of copper, nickel or platinum group elements. To date, we have not raised sufficient capital to conduct exploration activities on the claim and there is no assurance that it contains economically viable mineral deposits or reserves, if any.

Importantly, we were unable to ascertain whether economically viable mineral deposits or reserves exist on the claim until appropriate exploration work was done and an economic evaluation based on such work concluded that production of minerals from the property is economically feasible.

In December, 2012, in light of our historical inability to raise sufficient financing to conduct exploration activities on our mineral property, our management began evaluating available opportunities to increase shareholder value through the diversification or change of our business.   In December 2012, we entered into negotiations regarding a potential asset acquisition or business combination with GEN BioPharma Inc., a private pharmaceutical company specializing in oncology products.  As of the date of this annual report, we have not entered into any definitive agreement regarding the contemplated transaction and there is no certainty that we will do so.

On November 1, 2012, we entered into a bridge loan agreement for $500,000 in order to facilitate exploring a further investment or purchase of GEN BioPharma Inc by our company.  The principal amount of the loan is due on December 31, 2013 and shall bear no interest until the maturity date. If not repaid by the maturity date, the loan shall bear interest at 10% per annum thereafter.

On December 31, 2012, in connection with our ongoing negotiations regarding a potential asset acquisition or business combination with GEN BioPharma Inc, we entered into a bridge loan agreement and promissory note pursuant to which we advanced $637,585 to GEN BioPharma Inc. to pay for consulting services, legal fees, license and permits, and intellectual property rights for GEN BioPharma.  The principal amount of the loan is due on September 30, 2013 and shall bear no interest until the maturity date. If not repaid by the maturity date, the loan shall bear interest at 10% per annum thereafter.

Competition

We are a development stage mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.   The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and develop other business ventures.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

Research and Development

We have not incurred any research and development expenditures over the past two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2013.

Subsidiaries

We have one wholly owned subsidiary, Resolute Oncology Limited, an Ireland corporation.

Corporate Offices

Our principal office is located at 4759 Kester Avenue, Sherman Oaks, CA 91403.  Our office space is provided to us without charge by our sole officer and director. We believe that this space is sufficient to meet our present administrative needs and do not anticipate any difficulty in securing alternative or additional space as needed or on terms acceptable to us.

Employees

We have no employees.  Our sole officer and director, Blair Sorby, provides services to our company on an as needed basis, devoting approximately 80 % of his time to our affairs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark, and have not registered any rights we may have under copyright.

Description of Securities

Common Stock

Our authorized capital stock consists of 412,500,000 shares of common stock at a par value of $0.001 per share. As of March 18, 2013, there were 40,386,000 shares of our common stock issued and outstanding held by 43 stockholders of record.   We do not have an authorized class of preferred stock.

Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our articles of incorporation.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Reports to Security Holders

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

ITEM 1A.    RISK FACTORS

An investment in our company common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to our Company

Because we have not commenced business operations, we face a high risk of business failure.

We have not commenced exploration on the Portage Bay property. Accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on June 23, 2009 and to date have been involved primarily in organizational activities and the acquisition of our mineral property.  In December, 2012 we entered into negotiations regarding a potential asset acquisition or business combination with GEN BioPharma Inc., a private pharmaceutical company specializing in oncology products.  In anticipation of entering into a definitive agreement regarding the contemplated transaction, we decided not to pursue exploration on the Portage Bay claim in order to focus on our potential new business. We have not earned any revenues as of the date of this annual report. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the business focus we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates.

We anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our potential business focus, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail. The potential asset acquisition or potential business combination proposed with GEN BioPharma Inc. or any other acquisitions will depend upon our ability to raise additional funding through our sale of common stock.

We do not currently have any definitive arrangements in place for the completion of a potential asset acquisition or business combination with GEN BioPharma Inc.

Because we have not generated any revenues since our inception, we may be unable to continue as a going concern.

We have incurred losses since our inception resulting in an accumulated deficit of $106,917 at December 31, 2012.  Further losses are anticipated in the development of our business.  As a result, there is substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm relating to our audited financial statements for the period ended December 31, 2012 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.

Our  ability to  continue as a going concern is dependent upon our ability to generate  profitable  operations in the future  and/or to obtain the  necessary  financing to meet our  obligations  and repay our  liabilities  arising from normal  business  operations when they come due.  The Portage Bay property does not contain any known bodies of mineralization.  We will require additional funds in order to develop the property even if our exploration programs are successful.  At this time, we cannot assure investors that we will be able to obtain financing.  If we are unable to raise needed financing, we will have to delay or abandon further exploration efforts. If we cannot raise financing to meet our obligations, we will be insolvent and will cease business operations.   If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

Because our president has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our president, Blair Sorby, spends approximately 80% of his business time providing his services to us.  While Mr. Sorby presently possesses adequate time to attend to our interests, it is possible that the time demands on him from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

Because our president owns 54.47% of our outstanding common stock, he will make and control corporate decisions that may be disadvantageous to minority shareholders.

Our president, Blair Sorby, owns approximately 54.47% of the outstanding shares of our common stock.  Accordingly, he could potentially have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of the individual may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.       PROPERTIES

PORTAGE BAY CLAIM

On December 10, 2009, our company entered into an agreement with Terry Loney whereby he agreed to sell the Portage Bay claim to us. The Portage Bay claim is located in Rathbun Township in the Sudbury Mining District of Ontario. In order to acquire a 100% interest in this claim, our company paid $10,000 to Mr. Loney. As such, there is no assurance that a commercially viable mineral deposit exists on our sole mineral property interest, the Portage Bay claim. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Portage Bay claim is determined. Economic feasibility refers to a formal evaluation completed by an engineer or geologist which confirms that the property can be successfully operated as a mine. Legal feasibility refers to a formal survey of the claims boundaries to ensure that all discovered mineralization is contained within these boundaries.

Our company owns a 100% interest in the Portage Bay claim.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.

Our company has decided to not to pursue exploring the Portage Bay claim as of period ending December 31, 2012.

Portage Bay Claim Purchase Agreement

On December 10, 2009, we entered into an agreement with Terry Loney whereby he agreed to sell the Portage Bay claim to us. The Portage Bay claim is located in Rathbun Township in the Sudbury Mining District of Ontario. In order to acquire a 100% interest in this claim, we paid $10,000 to Mr. Loney.

Title to the Portage Bay Claim

The Portage Bay claim consists of one mining claim comprising approximately 32 hectares. There are no other underlying agreements or interests in the property.  The registered owner of the Portage Bay claim is Terry Loney, the vendor of the claim. He holds the claim in trust for us as the 100% beneficial owner of the claim. There are no other interests in the Portage Bay claim, including any underlying agreements or royalties.

Terry Loney initially acquired mineral rights relating to the Portage Bay claim through a staking and filing process with the Ontario Ministry of Northern Development, Mines and Forestry, which commenced on November 22, 2009 and was completed on December 2, 2009. These rights provide that the claims will remaining in good standing so long as a minimum of $800 in exploration on the claim, or cash paid to the Ministry in lieu of this exploration work, by the anniversary of the date that the claim came into existence, namely December 2 of each year. The Portage Bay claim was in good standing until December 2, 2012, by which time were to either complete an additional $800 in exploration on the claim or pay an $800 cash payment to the Ministry.   Our company decided to not to pursue exploring the Portage Bay claim as of period ending December 31, 2012.

Details relating to the Portage Bay claim are as follows:

Mining Division: Sudbury (Division 70)
Township: Rathbun
Lot Description: NE1/4S1/2&partSE1/4L8C4, Part w1/2 L7 C4
Claim Number: 4253705
Date of Recording: December 2, 2009
Due date (subject to renewal): December 2, 2012

The Portage Bay claim is designated as a lode claim and is regulated by the Province of Ontario and governed by the Ontario Ministry of Northern Development, Mines and Forestry. A claim holder is entitled to explore the claim area for economic mineralization and may apply to extract mineralization and operate the claim as a mine if exploration results justify this.  We do not hold any real property interest in the land comprising the Portage Bay claim. We only have the right to explore the claim for the presence of minerals through surface and sub-surface exploration, including drilling.

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

Description of Property

Our company own a 100% interest in one mining claim, known as the Portage Bay claim located in the District of Sudbury, Ontario. Our company only holds the right to explore for and extract minerals from the Portage Bay claim. Our company does not own any real property rights to the Portage Bay claim. Our company do not own or lease any property other than the Portage Bay claim.

Accessibility

The Portage Bay claim can be accessed via a Trans-Canada Highway turnoff located about 25 kilometers east of Sudbury onto Kukagami Lake Road. There are several old logging trails that lead towards the mining claims, which are about 30 kilometers along Kukagami Lake Road, past Matagamasi Lake. Thus, we will access our property for exploration by motor vehicle.

Climate

The Portage Bay region is considered to have a humid, high cool temperate climate with an average mean annual temperature of 3.5° Celsius.  The average annual precipitation is 872 millimeters with an annual average of 0.4 meters of snow cover.

Local Resources and Physiography

Forestry, mining and tourism are the most important land uses in the region of the Portage Bay claim. The land is dominated by a cover of mixed wood forest that includes sugar maple, poplar, eastern white pine and red pine, yellow birch and eastern hemlock. The area contains ridged to hummocky rock outcrops that may be covered in whole or in part by glacial moraines and glacial till. Exposed rock comprises about 15 to 20% of the Portage Bay claim with soil, silt and plants covering the rest.

Infrastructure and Condition of the Property

The Portage Bay claim is free of mineral workings.  There is no equipment or other infrastructure facilities located on the claim.  As well, there is no power source located on the claim.  We will need to use portable generators if we require a power source for exploration of the Portage Bay claim.  There are numerous lakes surrounding the Portage Bay claim that provide the site with a source of water for exploration and development.

Mineralization and Geology

Several exploration programs have been conducted in the area of the Portage Bay claim with some of them aimed at gold, nickel, copper and platinum group element mineralization.  Platinum group elements consist of platinum, palladium, rhodium, ruthenium, osmium and iridium. These exploration programs have focused on the contacts between sedimentary rocks of the area and gabbro intrusions.  Sedimentary rocks are formed at the Earth’s surface through the deposit of layers of sediment over time. Gabbro intrusions are bodies of dark grained, coarse, volcanic rock that has crystallized from molten magma below the surface of the Earth.  Mineralization is often found in areas where these two rock types meet. To date, no mineralization of economic significance has been discovered on the Portage Bay claim.

Exploration History

There has been no significant exploration conducted on the claims comprising the Portage Bay claim. There is no current exploration being conducted on the Portage Bay claim and we have not incurred any costs to date relating to exploration on the Portage Bay claim.

Recommendations

As part of our agreement to acquire the Portage Bay claim, the vendor, Mr. Terry Loney, commissioned and provided us with a geological report on the Portage Bay claim that was prepared by Amanda Tremblay.  Mr. Loney was responsible for all expenses relating to obtaining this geological report.

Ms. Tremblay has an Honors Bachelor of Science degree in Geology from Queens University. The geological report summarizes details concerning the Portage Bay claim and makes a recommendation for further exploration work.  She has not physically examined the Portage Bay claim. As well, we have not retained any professional geologist or mining engineer to physically examine the claim in the field.  Our president and director, Blair Sorby, has visited our mineral property.

Based on her review of geological information relating to the Portage Bay claim, Ms. Tremblay recommends an initial exploration program on the property consisting of grid emplacement, geological mapping, sampling and a geophysical survey.

Grid emplacement involves dividing the claims area into subsections in order to aid the plotting of exploration data.  This allows a geologist to determine which specific areas of a property warrant further exploration and what mineralization structures may be present on the claim.

Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Sampling consists of a geologist gathering pieces of rock or soil for mineral testing because they appear to contain valuable mineralization. This provides the geologist with information regarding the presence of certain minerals in surface and near surface rocks and soil. This may indicate the potential presence of additional mineralization below the claims surface.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the merit of properties.  Such surveys identify areas where there may be economic quantities of mineralization.

Mineral Sample Procedures and Quality Assurance/Quality Control

To date, we have not collected any mineral samples from our sole mineral property interest, the Portage Bay claim.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the province of Ontario, specifically. Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond if we significantly disturb the property surface.  This would first occur during the drilling phase of exploration, which is beyond the initial phases of exploration recommended by our geological consultant.

In addition, production of minerals in the province of Ontario requires prior approval of applicable governmental regulatory agencies. We can provide no assurance to investors that such approvals will be obtained.  The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  Our initial exploration, which will consist of grid emplacement, geological mapping and sampling, geophysical surveys, will not result in the physical disturbance to the claim to the extent that reclamation or environmental mediation will be necessary.  Any subsequent drilling will require some remediation work, which is not expected to exceed $10,000.  We will need to raise additional funds to finance any drilling program, including remediation costs.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

•	Water discharge will have to meet water standards;
•	Dust generation will have to be minimal or otherwise re mediated;
•	Dumping of material on the surface will have to be re contoured and re vegetated;
•	An assessment of all material to be left on the surface will need to be environmentally benign;
•	Ground water will have to be monitored for any potential contaminants;
•	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
•	There will have to be an impact report of the work on the local fauna and flora.

While it is difficult to know exactly how much these costs will be until we have a better indication of the size and tenor of any production operation, we would expect that they could be as high as $100,000.

During the initial phases of exploration, there will be no significant costs of compliance with government regulations.

ITEM 3.       LEGAL PROCEEDINGS

Neither our company nor our property is the subject of any pending legal proceedings, and no such proceeding is known to be contemplated by any governmental authority. Our company is not aware of any legal proceedings in which any director, officer or affiliate of our company, any owner of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such director, officer, affiliate or security holder of our company, is a party adverse to our company or any of its subsidiaries or has a material interest adverse to our company.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our shares of common stock were listed on the OTC Bulletin Board on May 4, 2012 under the trading symbol “PQRI”.  Our name change to Resolute Oncology Inc. became effective with the Over-the-Counter Bulletin Board at the opening of trading on January 9, 2013 under our company’s new symbol “REON”.  As of the date of this annual report there was one trade of our common stock on March 21, 2013 at a trading price of $1.01.

As of March 18, 2013, there were 40,386,000 of common stock issued and outstanding held by approximately 43 stockholders of record of our company's common stock.

There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 4, 2013, we closed a private placement by issuing an aggregate of 2,870,000 shares of our common stock at a price of $0.50 per share, for gross proceeds of $1,435,000. We issued the securities to six non U.S. persons (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to five U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On March 13, 2013, we closed a private placement by issuing 116,000 shares of our common stock at a price of $0.50 per share, for gross proceeds of $58,000. We issued the securities to one non U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

With the exception of the above described issuances, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2012.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2012.

ITEM 6.       SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2012 and December 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Consolidated Operations

The following discussion and analysis provides information that our company believes is relevant to an assessment and understanding of our company’s results of consolidated operation and financial condition for the fiscal year ended December 31, 2012.

Comparison of the fiscal years ended December 31, 2012 and 2011

Revenue

During the fiscal year ended December 31, 2012 and December 31, 2011 our company generated no revenue.

	For Year Ended December 31,
	2012	2011

Revenue	$-	$-

Operating Expenses
Consulting	-	300
Exploration	500	2,040
Impairment of mineral interest	10,000	-
Legal and accounting	29,159	5,694
Re-staking claim	-	-
Operation and administration	20,665	5,233
Total operating expense	60,324	13,267

Net loss from operations	(60,324)	(13,267)

Expenses

During the fiscal year ended December 31, 2012, our company reported total operating expenses of $60,324 as compared to $13,267 during the year period ended December 31, 2011, an increase of $47,057.   The increase in operating expenses is primarily due to increases in legal and accounting, impairment of mining interest and operation and administration expense.   The increases in these expenses are primarily attributable to the purchase of assets in a new venture, as well as, the preparation and filing of our quarterly report with the Securities and Exchange Commission.

Net Loss

Our company had a net loss of $61,456 for the fiscal year ended December 31, 2012, as compared to a net loss of $13,267 for the fiscal year ended December 31, 2011, a change of $48,189. The change in net loss was primarily due to an increase in operating expenses, and interest expense during the fiscal year ended December 31, 2012.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

As at the date of this annual report we have suspended our plan of operation as it relates to the exploration of our Portage Bay property.  We are presently engaged in negotiations regarding a potential asset acquisition or business combination with GEN BioPharma Inc., a private pharmaceutical company specializing in oncology products.  However, as of the date of this annual report we have not entered into any provisional or definitive agreement with GEN BioPharma Inc.  Accordingly, our present plan of operation for the twelve month period beginning January 1, 2013 is limited to administrative activities required to pursue our ongoing negotiations and pursuit of new business opportunities, and to maintain our public reporting requirements.

We estimate our operating expenses and working capital requirements for the next twelve months to be as follows:

Expense	Cost
General and administrative expenses	$30,000
Management and administrative costs	$60,000
Legal Fees	$50,000
Auditor Fees	$10,000
$150,000

As at December 31, 2012 we had current assets of $1,716,629 including cash on hand of $1,079,044.  Our current liabilities as at December 31, 2012 were $1,789,157, resulting in a working capital deficit of $72,528.

In order to improve our liquidity, we plan pursue additional equity financing from private investors or possibly a registered public offering.  We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Current Assets and Total Assets

As of December 31, 2012, the consolidated balance sheet reflects that our company had: i) total current assets of $1,716,629, as compared to total current assets of $2,457 at December 31, 2011, a increase of $1,714,172; and ii) total assets of $1,717,240, as compared to total assets of $13,631 at December 31, 2011, an increase of $1,703,609.  The increase in total current assets and total assets was primarily attributable to stock offering which began in December of 2012 and closed on March 13, 2013.

Total Current Liabilities and Total Liabilities

As of December 31, 2012, the consolidated balance sheet reflects that our company had total current liabilities and total liabilities of $1,789,157, as compared to total current liabilities and total liabilities of $24,092 at December 31, 2011, an increase of $1,765,065.  This increase was due to increases in accounts payable, a note payable, accrued interest on the note payable, increases in related party payable and stock subscription payable from the stock offering that began in December 2012 and closed in March 2013.

Cash Flow

During the fiscal year ended December 31, 2012, cash was primarily used to fund operations. Our company reported a net increase in cash during fiscal year ended December 31, 2012 as compared to December 31, 2011 from financing activities.  See below for additional discussion and analysis of cash flow.

	Fiscal year ended December 31,
	2012	2011

Net cash provided by (used in) operating activities	$(21,568)	$(14,498)
Net cash used in investing activities	(637,585)	(1,690)
Net cash provided by financing activities	1,735,740	15,219

Net Change in Cash	$1,076,587	$(969)

During the fiscal year ended December 31, 2012, net cash provided by operating activities was $21,568, compared to net cash used in operating activities of $14,498 during the fiscal year ended December 31, 2011.  The increase in net cash used in operating activities of $7,070 is primarily due to a private placement offering that began in December 2012 and closed on March 13, 2013.

During the fiscal year ended December 31, 2012, net cash used in investing activities was $637,585, compared to net cash used in investing activities of $1,690 during the fiscal year ended December 31, 2011.  The increase in net cash used in investing activities was due to the purchase of assets in a new business venture.

During the fiscal year ended December 31, 2012, net cash provided by financing activities was $1,735,740, compared to net cash provided by financing activities of $15,219 during the fiscal year ended December 31, 2011.  The increase in net cash provided by financing activities was due to the purchase of assets in a new business venture.

During the fiscal year ended December 31, 2012, an officer and director advanced $27,740 to our company.

As discussed herein, our company reported a net loss of $61,456 during the fiscal year ended December 31, 2012, compared to $13,267 during the fiscal year ended December 31, 2011. The increase was primarily due to increases in: legal and accounting, impairment of mineral interest, and operation and administration expense.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of our company required by Article 8 of Regulation S-X are attached to this report.

RESOLUTE ONCOLOGY INC.
(FORMERLY PEQUOT RESOURCES, INC.)
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012 and 2011

Morrill & Associates, LLC
Certified Public Accountants
1448 North 2000 West, Suite 3
Clinton, Utah 84015
801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Resolute Oncology, Inc. (formerly Pequot Resources, Inc.)
(A Development Stage Company)
Sherman Oaks, California

We have audited the accompanying balance sheets of Resolute Oncology, Inc. (a development stage company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on June 23, 2009  through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resolute Oncology, Inc. (a development stage company) as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years ended December 31, 2012 and 2011 and for the period from inception on June 23, 2009 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no significant operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates
Clinton, Utah 84015
March 19, 2013

Resolute Oncology Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

Current Assets
Cash and cash equivalents	$1,079,044	$2,457
Advance on asset transfer	637,585	-
Total current assets	1,716,629	2,457

Property and Equipment
Accumulated depreciation	(1,079)	(516)
Computer equipment	1,690	1,690
Mining interests	-	10,000
Total property and equipment	611	11,174

Total assets	$1,717,240	$13,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$30,858	$2,665
Accrued interest	1,132	-
Related party payable	49,167	21,427
Note payable	500,000	-
Stock subscription payable	1,208,000	-
Total current liabilities	1,789,157	24,092

Total liabilities	1,789,157	24,092

Commitments and Contingencies	-	-

Stockholders' Deficit
Common stock, $.001 par value,
412,000,000 shares authorized;
37,400,000 shares issued and outstanding	37,400	37,400
Additional paid-in capital	(2,400)	(2,400)
Deficit, accumulated during the development stage	(106,917)	(45,461)

Total stockholders’ deficit	(71,917)	(10,461)
Total liabilities and stockholders’ deficit	$1,717,240	$13,631

The accompany notes are an integral part of these financial statements.

Resolute Oncology Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

	For Year Ended December 31,		Accumulated from June 23, 2009 (inception) through December 31,
	2012	2011	2012

Revenue	$-	$-	$-

Operating Expenses
Consulting	-	300	2,000
Exploration	500	2,040	5,590
Impairment of mineral interest	10,000	-	10,000
Legal and accounting	29,159	5,694	54,584
Re-staking claim	-	-	800
Operation and administration	20,665	5,233	32,811
Total operating expense	60,324	13,267	105,785

Net loss from operations	(60,324)	(13,267)	(105,785)

Other income (expense)
Interest expense	(1,132)	-	(1,132)
Total other income (expense)	(1,132)	-	(1,132)

Net loss prior to income tax	(61,456)	(13,267)	(106,917)

Income tax expense	-	-	-

Net loss	$(61,456)	$(13,267)	$(106,917)

Loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares
Basic and diluted	37,400,000	37,400,000

The accompany notes are an integral part of these financial statements.

Resolute Oncology Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From June 23, 2009 (inception) through December 31, 2012

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total Stockholders' Deficit

Balance, June 23, 2009 (inception)	-	$-	$-	$-	$-
Shares issued for cash at $0.001 per share	27,500,000	27,500	(22,500)	-	5,000
Shares issued for cash at $0.01 per share	8,250,000	8,250	6,750	-	15,000
Shares issued for cash at $0.05 per share	1,650,000	1,650	13,350	-	15,000
Net loss for the year ending December 31, 2009	-	-	-	(2,408)	(2,408)

Balance, December 31, 2009	37,400,000	37,400	(2,400)	(2,408)	27,592

Net loss for year ending December 31, 2010	-	-	-	(29,786)	(29,786)

Balance, December 31, 2010	37,400,000	37,400	(2,400)	(32,194)	2,806

Net loss for year ending December 31, 2011	-	-	-	(13,267)	(13,267)

Balance, December 31, 2011	37,400,000	37,400	(2,400)	(45,461)	(10,461)

Net loss for year ending December 31, 2012	-	-	-	(61,456)	(61,456)

Balance, December 31, 2012	37,400,000	$37,400	$(2,400)	$(106,917)	$(71,917)

The accompany notes are an integral part of these financial statements.

Resolute Oncology Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flow

	For Year Ended December 31,		Accumulated from June 23, 2009 (inception) through December 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(61,456)	$(13,267)	$(106,917)

Adjustments to reconcile net income (loss) to net
cash used in operating activities
Impairment of mineral interest	10,000	-	-
Depreciation	563	516	1,079
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	28,193	(1,747)	30,858
Increase (decrease) in accrued interest	1,132	-	1,132
Net cash provided by (used in) operating activities	(21,568)	(14,498)	(73,848)

Cash flows from investing activities
Advance on asset transfer	(637,585)	-	(637,585)
Cash paid for equipment	-	(1,690)	(1,690)
Net cash used in investing activities	(637,585)	(1,690)	(639,275)

Cash flows from financing activities
Proceeds from related party payable	27,740	15,219	49,167
Proceeds from notes payable	500,000	-	500,000
Proceeds from issuance of common stock	-	-	35,000
Increase in subscription payable	1,208,000	-	1,208,000
Net cash provided by financing activities	1,735,740	15,219	1,792,167

Increase in cash and cash equivalents	1,076,587	(969)	1,079,044

Cash and cash equivalents, beginning of year	2,457	3,426	-

Cash and cash equivalents, end of period	$1,079,044	$2,457	$1,079,044

Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompany notes are an integral part of these financial statements.

Resolute Oncology Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statement
December 31, 2012 and 2011

Note 1 – Nature of Operations

The Company was incorporated in the State of Nevada on June 23, 2009. On June 22, 2011, the Company changed the name to Pequot Resources, Inc. Effective January 9, 2013, the Company changed its name to “Resolute Oncology Inc.”, by way of a merger with its wholly-owned subsidiary Resolute Oncology Inc., which was formed solely for the change of name. The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on January 9, 2013. The Company acquired a mineral property located in the Sudbury Mining District, within the province of Ontario, Canada and has not determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, and the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production of proceeds for sale thereof.

The Company has evaluated the above mining interest and has decided not to further develop the mining property.

On December 17, 2012, the Company incorporated a wholly owned subsidiary, Resolute Oncology Limited, an Ireland corporation, for the purpose of managing the potential operations in Europe. As of the inception, December 17, 2012 to December 31, 2012 there have been no activities in the subsidiary.

Note 2 - Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company.  The Company has determined that none had a material impact on the Company’s financial position, results of operations, or cash flows for the years ended December 31, 2012 and 2011.

Note 3 - Significant Accounting Policies

The following is a summary of significant account policies used in the preparation of these financial statements.

a. Basis of presentation

The financial statements of the Company have been prepared on the accrual basis in accordance with General Accepted Accounting Principles (GAAP) accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is December 31.

b. Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Resolute Oncology Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statement
December 31, 2012 and 2011

c. Mineral rights, property and acquisition costs

The Company has been in the development stage since its formation on June 23, 2009 and has not yet realized any revenues from its planned operations.

Mineral exploration costs are expensed as incurred.  The costs of acquiring mining properties are capitalized upon acquisition.   Mine development costs incurred to develop and expand the capacity of mines, or to develop mine areas in advance of production are also capitalized.  Costs incurred, once proven and probable reserves have been established, are capitalized and will be amortized using the unit-of-production method over the life of the mineral rights.  Costs incurred to maintain current exploration or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.

The Company has abandoned its mining project and charged the mining property cost to impairment of mineral interest.

d. Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 930-360-35, Asset Impairment, as of December 31, 2012, exploration progress has stopped and the mining interest has been impaired.

e. Fair Value of Financial instruments

The Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheet for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Resolute Oncology Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statement
December 31, 2012 and 2011

f. Income taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

g. Basic and diluted net loss per share

The Company computes net loss per share in accordance with GAAP. The Company presents both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.

Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding for the year ended December 31, 2012 and 2011.

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Basic Earnings per share:
Income(loss)(numerator)	$(61,456)	$(13,267)
Shares(denominator)	37,400,000	37,400,000
Per share amount	$(0.00)	$(0.00)

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Fully Diluted Earnings per share:
Income(loss)(numerator)	$(61,456)	$(13,267)
Shares(denominator)	37,400,000	37,400,000
Per share amount	$(0.00)	$(0.00)

Resolute Oncology Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statement
December 31, 2012 and 2011

h. Use of estimates and assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In these financial statements, assets, liabilities and earnings involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

i. Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

j. Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Note 4 – Advance on Asset Transfer

The Company has advanced $637,585 during the year ended December 31, 2012 to pay for consulting services, legal fees, license and permits, and rights in connection with its ongoing negotiations regarding a potential asset acquisition or business combination for GEN BioPharma Inc. dba Resolute Oncology. The advance will be due and payable on the earlier of December 31, 2013. The advance shall bear no interest until the Maturity Date. If not repaid or otherwise extinguished at the Maturity Date, the loan shall bear interest at the rate of 10% per annum thereafter.

Note 5 – Mineral Property

Pursuant to a mineral property purchase agreement dated December 10, 2009, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in all parts of North East Quarter of the South Half Lot 8, Concession 4, claim # 4253705 Rathbun Township in the Sudbury Mining District within the province of Ontario for a cash payment of $10,000 US Dollars. Since the Company has not established the commercial feasibility of the mineral claim, the acquisition costs have been capitalized. The Company has decided not to pursue the development of the mineral property. The mining interest has been impaired for $10,000.

Note 6 – Related Party Payable

The president, Blair Sorby, advanced the Company an additional $27,740 for operating costs during the yearend December 31, 2012. The total advance as of December 31, 2012 is $49,167.

Resolute Oncology Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statement
December 31, 2012 and 2011

The accrued interest rate is 3.5% per annum. The total accrued interest is $1,132 at December 31, 2012.

Note 7 – Note Payable

The Company has taken a bridge loan of $500,000 dollars due on December 31, 2013. The loan shall bear no interest until maturity date. If not repaid by maturity date, the loan shall bear interest at 10% per annum thereafter.

Note 8 – Stock Subscription Payable

The Company entered into a private placement offering in December 2012. The Company collected the proceeds of $1,208,000 as of December 31, 2012. The private placement offering closed on March 13, 2013 where upon stock subscription agreements went into effect.

Note 9 - Capital Stock

Authorized

The total authorized capital is 412,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

In July 2009 the Company issued 22,000,000 shares of our common stock for cash at $0.0002 per share

In August 2009 the Company issued 5,500,000 and 5,500,000 shares of our common stock for cash at $0.0002 and $0.002 per share, respectively.

In September 2009 the Company issued 2,750,000 and 1,155,000 shares of our common stock for cash at $0.002 and $0.01 per share, respectively.

In October 2009 the Company issued 495,000 shares of our common stock for cash at $0.01 per share.

In December 2012, the Company entered into a private placement offering of our common stock at $0.50 per share. The Company has collected the proceeds of $1,208,000 as of December 31, 2012 and has recorded the proceeds as a stock subscription payable under current liabilities until the offering closed on March 14, 2013.

Note 10 - Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Resolute Oncology Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statement
December 31, 2012 and 2011

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the year ended December 31, 2012 and the December 31, 2011 due to the following:

    Deferred tax assets and the valuation account are as follows:

	For Year Ended December 31,	For Year Ended December 31,
	2012	2011
Deferred tax asset:
Net operating loss carryforward	$36,352	$15,457
Valuation allowance	(36,352)	(15,457)

Total	$-	$-

           The components of income tax expense are as follows:

	For Year Ended December 31,	For Year Ended December 31,
	2012	2011

Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	20,895	4,511
Change in valuation allowance	(20,895)	(4,511)

Total	$-	$-

Resolute Oncology Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statement
December 31, 2012 and 2011

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of December 31, 2012, the Company has an unused net operating loss carry-forward balance of $106,917 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2027.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For Year Ended December 31, 2012
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At December 31, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those since inception June 23, 2009 through the year ended December 31, 2012.

Note 11 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $106,917 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Resolute Oncology Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statement
December 31, 2012 and 2011

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and develop other business ventures.

These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12 – Subsequent Events

Effective January 9, 2013, our company changed its name from “Pequot Resources, Inc.” to “Resolute Oncology Inc.”, by way of a merger with our company’s wholly-owned subsidiary Resolute Oncology Inc., which was formed solely for the change of name. The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on January 9, 2013 under our company’s new symbol “REON”. Our new CUSIP number is 76118C102.

On January 18, 2013, in accordance with board approval, our company filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a 5.5 new for one (1) old basis, such that our authorized capital will be increased from 75,000,000 to 412,500,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock will be increased from 6,800,000 to 37,400,000 common shares, all with a par value of $0.001.

The forward stock split became effective with the Over-the-Counter Bulletin Board at the opening of trading on February 1, 2013 under the symbol "REOND". The "D" was placed on our company’s ticker symbol for 20 business days. After 20 business days, our symbol reverted back to its original symbol "REON". This change in capital structure has been retroactively applied throughout these financial statements.

On February 4, 2013, we closed a private placement by issuing an aggregate of 2,870,000 shares of our common stock at a price of $0.50 per share, for gross proceeds of $1,435,000. We issued the securities to six (6) non U.S. persons (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to five (5) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On March 13, 2013, we closed a private placement by issuing 116,000 shares of our common stock at a price of $0.50 per share, for gross proceeds of $58,000. We issued the securities to one (1) non U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Resolute Oncology Inc. has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 9.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, our company carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our company’s chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) also concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our company's internal control over financial reporting during the period ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

On December 12, 2012, Jeff Holt resigned as our secretary, treasurer, principal accounting officer, and principal financial officer.  His resignation was not the result of any disagreement with our company on any matter relating to our operations, policies or practices. Concurrently with Mr. Holt’s resignation we appointed Blair Sorby, a director of our company, as our secretary, treasurer and chief financial officer.  Mr. Sorby will continue to serve as our president, chief executive officer and on our board of directors.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors, executive officers, promoters and control persons, their ages, and all offices and positions held within our company as of December 31, 2012.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Present PositionWith the Company	Director Since

Blair Sorby	45	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	June 23, 2009

Biographical Information

Blair Sorby

Mr. Sorby has acted as our sole director and officer since our inception on June 23, 2009.  He obtained his Bachelor of Science degree from University of Portland and a Master in Business development from DeVry University.  For the past 20 years, Mr. Sorby has been involved in real estate land development in the United States and Canada.  He has previously completed 57 commercial projects and is currently completing the first phase of an 80 acre land development in Canada.  From December 2003 to April 2004, Mr. Sorby acted as senior project manager for Cal Mor Construction of Calabas, California. From April 2004 to March 2007, he was senior director of construction at Aimco, Inc., of Irvine, California. Since March 2007, Mr. Sorby has been employed to raise private funding for Cal Mor Construction.

Mr. Sorby intends to devote approximately 80% of his business time to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our sole officer and director.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Directorships

None of our company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Code of Ethics

Our board of directors has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  The code of ethics is included as an exhibit to this annual report on Form 10-K. We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Resolute Oncology Inc., Attn: Corporate Secretary, 4759 Kester Avenue, Sherman Oaks, CA 91403.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	our principal financial officer;

•	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 and 2011; and

•
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Blair Sorby (1) President and CEO, CFO, Secretary, Treasurer and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Jeff Holt (2) Former Secretary and Treasurer	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Blair Sorby was appointed as president, chief executive officer and director on June 23, 2009 and as chief financial officer, secretary and treasurer on December 12, 2012;

(2)	Jeff Holt resigned as secretary and treasurer on December 12, 2012.

Stock Option Plan

We do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Blair Sorby. We do not pay him any amount for acting as a director.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Director Compensation

The general policy of the board of directors is that compensation for independent directors should be equity-based compensation.  Additionally, we reimburse our directors for reasonable expenses incurred during the course of their performance. We have no long-term incentive or medical reimbursement plans.  Our company does not pay employee directors for service on the board of directors  in addition to their regular employee compensation.  The board of directors determines the amount of director compensation.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 18, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of	Name and Address	Amount of	Percentage
Class	of Beneficial Owner	Beneficial Ownership	of Class(1)

Common	Blair Sorby	22,000,000	54.47%
Stock	President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and Director
	4759 Kester Avenue
	Sherman Oaks, CA 91403

Common	All Officers and Directors	22,00,000	54.47%
Stock	as a group that consists of	shares
	one person

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of March 18, 2013, there were 40,386,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with our company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

We currently act with one directors, Blair Sorby and have determined that Mr. Sorby is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our sole director and officer acts in such capacities.  We believe that our sole director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our sole director does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the sole director. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2012 and for fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2012	2011
Audit	$15,687	$5,290
Audit related	$0	$0
Tax	$0	$0
All other	$0	$0
Total	$15,687	$5,290

Audit Related Fees

Audit fees were for professional services rendered in connection with our annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Tax Fees

Tax fees related to services for tax compliance and consulting.

All Other Fees

Other fees were for EDGAR filing services provided to our company.

Audit Committee’s Pre-approval Policies and Procedures

At our regularly scheduled and special meetings, our board of directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. The board of directors has the authority to grant pre-approvals of non-audit services.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Financial statements for our company are listed in the index under Item 8 of this document.

    All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010)
3.3	Amended Articles of Incorporation (incorporated by reference to our Amended Registration Statement on Form S-1/A filed November 9, 2011)
3.4	Amended Articles of Incorporation (incorporated by reference to our Amended Registration Statement on Form S-1A filed on August 17, 2011)
3.5	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2013)
(10)	Material Contracts
10.1	Mineral Property Purchase Agreement with Terry Loney dated December 10, 2009 (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010).
10.2*	Bridge Loan Agreement dated November 1, 2012
10.3*	Promissory Note with GEN BioPharma Inc. dated December 31, 2012
10.4*	Bridge Loan Agreement with GEN BioPharma Inc. dated December 31, 2012
(14)	Code of Ethics
14.1*	Code of Business Conduct and Ethics
(21)	Subsidiaries of the Registrant
21.1	Resolute Oncology Limited, an Ireland corporation
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

101**	Interactive Data File (Form 10-K for the year ended December 31, 2012 furnished in XBRL)
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*             Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLUTE ONCOLOGY INC.
(Registrant)

Dated: March 28, 2013	/s/ Blair Sorby
Blair Sorby
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2013	/s/ Blair Sorby
Blair Sorby
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)