Form 10-Q
period 2013-03-31
RESOLUTE ONCOLOGY INC
filed 2013-05-17
CIK 1470022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
    Yes ☒    No ☐
As of May 13, 2013, our company had 40,386,000 common shares issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The financial statements of Resolute Oncology Inc., (“Resolute Oncology” the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10K for the fiscal year ended December 31, 2012, and all amendments thereto.

RESOLUTE ONCOLOGY INC.
(FORMERLY PEQUOT RESOURCES INC.)
(A DEVELOPMENT STAGE COMPANY)
INTERIM UNAUDITED FINANCIAL STATEMENTS
PERIOD ENDED MARCH 31, 2013

Resolute Oncology Inc.
(Formerly Pequot Resources Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$933,872	$1,079,044
Advance on business transaction	1,388,233	637,585
Prepaid	150	-
Total current assets	2,322,255	1,716,629

Property and Equipment
Accumulated depreciation	(1,220)	(1,079)
Computer equipment	1,690	1,690
Total property and equipment	470	611

Total assets	$2,322,725	$1,717,240

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$550,490	$30,858
Accrued interest	1,557	1,132
Related party payable	47,167	49,167
Note payable	500,000	500,000
Stock subscription payable	-	1,208,000
Total current liabilities	1,099,214	1,789,157

Total liabilities	1,099,214	1,789,157

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common stock, $.001 par value,
412,000,000 shares authorized;
40,386,000 and 37,400,000 shares issued
and outstanding, respectively	40,386	37,400
Additional paid-in capital	1,487,614	(2,400)
Deficit, accumulated during the development stage	(300,494)	(106,917)
Translation adjustment	(3,995)	-

Total stockholders’ equity (deficit)	1,223,511	(71,917)
Total liabilities and stockholders’ equity (deficit)	$2,322,725	$1,717,240

The accompanying notes are an integral part of these financial statements.

Resolute Oncology Inc.
(Formerly Pequot Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For Three Months Ended March 31,		Accumulated from June 23, 2009 (inception) through March 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating Expenses
Consulting	164,431	-	166,431
Exploration	-	500	5,590
Impairment of mineral interest	-	-	10,000
Legal and accounting	5,476	5,953	60,060
Re-staking claim	-	-	800
Operation and administration	23,246	10,058	56,057
Total operating expense	193,153	16,511	298,938

Net loss from operations	(193,153)	(16,511)	(298,938)

Other income (expense)
Interest expense	424	-	1,556
Total other income (expense)	(424)	-	(1,556)

Net loss prior to income tax	(193,577)	(16,511)	(300,494)

Income tax expense	-	-	-

Net loss	(193,577)	(16,511)	(300,494)

Gain (loss) translation adjustment foreign exchange	(3,995)	-	(3,995)

Comprehensive Net Loss	$(197,572)	$(16,511)	$(304,489)

Loss per common share
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares
Basic and diluted	38,003,910	37,400,000

The accompanying notes are an integral part of these financial statements.

Resolute Oncology Inc.
(Formerly Pequot Resources Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flow (Unaudited)

	For Three Months March 31,		Accumulated from June 23, 2009 (inception) through March 31,
	2013	2012	2013

Cash flows from operating activities
Net loss	$(193,577)	$(16,511)	$(300,494)

Adjustments to reconcile net income (loss) to net
cash used in operating activities
Depreciation	141	141	1,220
Changes in operating assets and liabilities:
Increase in prepaid	(150)	-	(150)
Increase in accounts payable and accrued expenses	519,632	12,473	550,490
Increase in accrued interest	425	-	1,557
Increase (decrease) in subscription payable	(1,208,000)	-	-
Net cash provided by (used in) operating activities	(881,529)	(3,897)	252,623

Cash flows from investing activities
Advance on business transaction	(750,648)	-	(1,388,233)
Cash paid for equipment	-	-	(1,690)
Net cash used in investing activities	(750,648)	-	(1,389,923)

Cash flows from financing activities
Proceeds from related party payable	(2,000)	5,580	47,167
Notes Payable	-	-	500,000
Proceeds from issuance of common stock	1,493,000	-	1,528,000
Net cash provided by financing activities	1,491,000	5,580	2,075,167

Effect of exchange rate changes on cash	(3,995)	-	(3,995)

Increase in cash and cash equivalents	(145,172)	1,683	933,872

Cash and cash equivalents, beginning of year	1,079,044	2,457	-

Cash and cash equivalents, end of period	$933,872	$4,140	$933,872

Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

5

Resolute Oncology Inc.
(Formerly Pequot Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s registration statement Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2012. The interim results for the period ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year.

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $300,494 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Note 3 – Advance on Business Transaction

The Company has advanced $637,585 during the year ended December 31, 2012 to pay for consulting services, legal fees, license and permits, and rights in connection with its ongoing negotiations regarding a potential asset acquisition or business combination for GEN BioPharma Inc. dba Resolute Oncology. The advance will be due and payable on September 30, 2013. The advance shall bear no interest until the Maturity Date. If not repaid or otherwise extinguished at the Maturity Date, the loan shall bear interest at the rate of 10% per annum thereafter.

Resolute Oncology Inc.
(Formerly Pequot Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements

The Company advanced additional funds of $750,648 to an accumulative total of $1,388,233 during the period ending March 31, 2013 to pay for consulting services, legal fees, license and permits and rights in connection with its ongoing negotiations regarding a potential business transaction with GEN BioPharma Inc. dba Resolute Oncology, a private pharmaceutical company.

Note 4 – Related Party Note Payable

The officer of the Company advanced funds at various times from inception to the period ending March 31, 2013 in order to support operations. On April 1, 2012, the advance was turned into a loan and is unsecured, bearing three and half percent (3.5%) interest per annum and due on demand. The principal amount due to the officer was $47,167 and the accrued interest was $1,557 as of March 31, 2013.

Note 5 – Note Payable

The Company has taken a bridge loan of $500,000 dollars due on December 31, 2013. The loan shall bear no interest until maturity date. If not repaid by maturity date, the loan shall bear interest at 10% per annum thereafter.

Note 6 - Capital Stock

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

In February and March 2013, the Company issued 2,986,000 shares of our common stock for cash at $0.50 per share.

Resolute Oncology Inc.
(Formerly Pequot Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements

Note 7 – Foreign currency translation

The Company adopted FASB ASC 220-10, “Comprehensive Income”. This guidance defines comprehensive income which includes net income and other comprehensive income comprising certain specific items previously reported directly in stockholders’ equity. Comprehensive income and its components are required to be presented for each year for which an income statement is presented.

As used in FASB ASC 220-10 the term comprehensive income thus encompasses net income. The term other comprehensive income refers to components of comprehensive income that are excluded from net income under GAAP. Note that use of the terms comprehensive income and other comprehensive income per se are not required; thus terms such as non-owner changes in equity and other equivalent descriptions are acceptable. Foreign currency translation adjustment is a component included under other comprehensive income.

The Company’s wholly owned subsidiary, Resolute Oncology Limited in Dublin, Ireland, has a functional currency that must be translated into US dollars for the purpose of reporting. The gain or loss from the translation adjustment is reported as part of the comprehensive income which is presented below the total of net income or loss in the income statement.

When the Company has transactional foreign currency fluctuation the gain or loss is recorded above in the net income or loss in the income statement.

Note 8 – Subsequent Events

Resolute Oncology Inc. has evaluated and is disclosing the following subsequent events through the date these financial statements:

On April 12, 2013, we completed due diligence and finalized a license agreement with Reliance Life Sciences Limited, an Indian pharmaceutical company, for certain rights to their PEG-Filgrastim product. We acquired the exclusive right to develop and commercialize a biosimilar therapeutic protein product also referred to as Pegylated Granulocyte Colony-Stimulating Factor (Peg-G-CSF).  The agreement includes exclusive rights to commercialize the product in North America (U.S.A., Mexico and Canada), and in key Western and Eastern European markets.  In consideration for product license and related rights, we paid a total of $500,000 to date.  Other milestone and royalties will be due to Reliance Life Sciences upon successful completion of certain clinical and commercial milestones.

On April 12, 2013, we closed a private placement by issuing 100,000 shares of our common stock at a price of $0.50 per share, for gross proceeds of $50,000. We issued the securities to one (1) U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Resolute Oncology Inc.
(Formerly Pequot Resources Inc.)
(A Development Stage Company)
Notes to the Financial Statements

On May 8, 2013, we completed the acquisition of Resolute Oncology GmbH, a newly-formed, single product company, from Oncocorp GmbH, a private pharmaceutical company selling cancer products in Germany. We paid 250,000 Euros, issued 1,000,000 million shares and will provide another 250,000 Euros and other payments to the owner of Oncocorp.   Certain key mangers of Oncocorp will transfer to Resolute Oncology GmbH to manage German operations and the launch of additional Oncocorp generic products in the future.   The company will be a wholly owned subsidiary of our Irish subsidiary company, Resolute Oncology Limited.  Resolute Oncology Inc., the reporting Company and parent Company of Resolute Oncology Limited,  is in the process of determining when or if it can file financial statements for the single product transferred to Resolute Oncology GmbH. There are currently no such financial statements available.

On May 9, 2013, we issued a Convertible Note for $350,000.  The note included issuance of warrants and certain collateral, as well as, other terms and conditions. The Note was issued to one (1) U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF OUR COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE OUR COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN OUR COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “company” mean Resolute Oncology Inc., and our wholly owned subsidiaries Resolute Oncology Limited, an Ireland corporation, and Resolute Oncology GmbH, a German corporation, unless the context clearly requires or states otherwise.

DESCRIPTION OF BUSINESS

We are a development stage company previously engaged in the acquisition, exploration and development of mineral properties.  As at the December 31, 2012, we have suspended our plan of operation as it relates to the exploration of our Portage Bay property and are investigating other business opportunities to enhance shareholder value.

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

On November 1, 2012, we entered into a bridge loan agreement for $500,000 in order to facilitate exploring a further investment or business transaction with GEN BioPharma Inc. by our company.  The principal amount of the loan is due on December 31, 2013 and shall bear no interest until the maturity date. If not repaid by the maturity date, the loan shall bear interest at 10% per annum thereafter.

In December, 2012, in light of our historical inability to raise sufficient financing to conduct exploration activities on our mineral property, our management began evaluating available opportunities to increase shareholder value through the diversification or change of our business.

In December 2012, we entered into discussions regarding a potential business transaction with GEN BioPharma Inc. dba Resolute Oncology (“GEN BioPharma Inc.”), a private pharmaceutical company specializing in oncology products.  In anticipation of entering into a definitive agreement regarding the contemplated transaction, we undertook to change our corporate name to reflect our potential new business.

On December 17, 2012, our company incorporated a wholly owned subsidiary, Resolute Oncology Limited in Dublin, Ireland for the purpose of managing the potential operations in Europe.

On December 31, 2012, in connection with our ongoing discussions regarding a potential business transaction with GEN BioPharma Inc., we entered into a bridge loan agreement and promissory note pursuant to which we advanced $637,585 to GEN BioPharma Inc. to pay for consulting services, legal fees, license and permits, and management expertise for GEN BioPharma.  The principal amount of the loan is due on September 30, 2013 and shall bear no interest until the maturity date. If not repaid by the maturity date, the loan shall bear interest at 10% per annum thereafter.

Effective January 9, 2013, we changed our name from “Pequot Resources, Inc.” to “Resolute Oncology Inc.”, by way of a merger with our wholly-owned subsidiary Resolute Oncology Inc., which was formed solely for the change of name.  The name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on January 9, 2013 under our company’s new symbol “REON”.   As at the date of this quarterly report, we have not entered into any definitive agreement regarding the potential transaction and there is no certainty that we will do so.

On February 4, 2013, we effected a forward split of our authorized, issued and outstanding shares of common stock on a 5.5 new for one old basis, such that our authorized capital increased from 75,000,000 to 412,500,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock increased from 6,800,000 to 37,400,000 common shares, all with a par value of $0.001. Our new stock symbol is “REON”.

On April 12, 2013, we completed due diligence and finalized a license agreement with Reliance Life Sciences Limited, an Indian pharmaceutical company, for certain rights to their PEG-Filgrastim product. We acquired the exclusive right to develop and commercialize a biosimilar therapeutic protein product also referred to as Pegylated Granulocyte Colony-Stimulating Factor (Peg-G-CSF).  The agreement includes exclusive rights to commercialize the product in North America (U.S.A., Mexico and Canada), and in key Western and Eastern European markets.  In consideration for product license and related rights, we paid a total of $500,000 to date.  Other milestone and royalties will be due to Reliance Life Sciences upon successful completion of certain clinical and commercial milestones.

On May 8, 2013, we completed the acquisition of Oncocorp GmbH, a private pharmaceutical company selling cancer products in Germany. We paid 250,000 euros, issued 1,000,000 million shares and will provide other payments to the owner of Oncocorp. We intend to employ the current management of Oncocorp to continue to manage the German operations and launch additional oncogenric products in the future.  The company will be a wholly owned subsidiary of our Irish subsidiary company, Resolute Oncology Limited. We have renamed the German company as Resolute Oncology GmbH.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Revenue

During the three month periods ended March 31, 2013 and 2012, we generated no revenue.

Expenses

During the three month period ended March 31, 2013, we reported total operating expenses of $193,153 as compared to $16,511 during the three month period ended March 31, 2012, an increase of $176,642.   The increase in operating expenses is primarily due to increases in consulting and operation and administration expense.   The increases in these expenses are primarily attributable to the start-up of the wholly owned subsidiary, Resolute Oncology Limited in Dublin, Ireland.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

Management currently believes that our company does not have sufficient working capital needed to complete all of its plans, however we have engaged an investment bank to help us secure additional funds.

Current Assets and Total Assets

As of March 31, 2013, the unaudited consolidated balance sheet reflects that our company had: i) total current assets of $2,322,255, as compared to total current assets of $1,716,629 at December 31, 2012, a increase of $605,626, or approximately 35%; and ii) total assets of $2,322,725, as compared to total assets of $1,717,240 at December 31, 2012, an increase of $605,485 or approximately 35%.  The increase in total current assets and total assets was primarily attributable to the increase in advance on business transactions.

Total Current Liabilities and Total Liabilities

As of March 31, 2013, the unaudited consolidated balance sheet reflects that our company had total current liabilities and total liabilities of $1,099,214, as compared to total current liabilities and total liabilities of $1,789,157 at December 31, 2012, a decrease of $689,943 or approximately 39%.  This decrease was due to a decrease in stock subscription payable which was converted to equity partially offset by increase in accounts payable and accrued expense.

Cash Flow

During the three months ended March 31, 2013 cash was primarily used to fund operations. Our company reported a net increase in cash during the three months ended March 31, 2013 as compared to March 31, 2012 from proceeds from issuance of common stock.  See below for additional discussion and analysis of cash flow.

	For the three months ended March 31,
	2013	2012

Net cash provided by (used in) operating activities	$(881,529)	$(3,897)
Net cash used in investing activities	(750,648)	-
Net cash provided by financing activities	1,491,000	5,580
Effect of exchange rate changes	(3,995)	-

Net Change in Cash	$(145,172)	$1,683

During the three months ended March 31, 2013, net cash used in operating activities was $881,529, compared to net cash used in operating activities of $3,897 during the three months ended March 31, 2012.  The increase in net cash used in operating activities of $877,632 is primarily due to an increase in expense is primarily attributable to the start-up of the wholly owned subsidiary, Resolute Oncology Limited in Dublin, Ireland.

During the three months ended March 31, 2013, net cash provided by investing activities was $750,648, compared to net cash provided by financing activities of $0 during the three months ended March 31, 2012.  The increase in net cash provided by financing activities was due to proceeds advance on business transaction.

During the three months ended March 31, 2013, net cash provided by financing activities was $1,491,000, compared to net cash provided by financing activities of $5,580 during the three months ended March 31, 2012.  The increase in net cash provided by financing activities was due to proceeds issuance of common stock.

As discussed herein, our company reported a net loss of $193,577 during the three months ended March 31, 2013, compared to $16,511 during the three months ended March 31, 2012. The increase was primarily due to increases in: consulting expense.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", we are not required to provide the information required by this Item

ITEM 4.                CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

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

As of the end of the period covered by this report, our company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our company’s chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) also concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in our company's internal control over financial reporting during the period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.             RISK FACTORS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

On April 12, 2013, we closed a private placement by issuing 100,000 shares of our common stock at a price of $0.50 per share, for gross proceeds of $50,000. We issued the securities to one U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 9, 2013, we issued a Convertible Note for $350,000.  The note included issuance of warrants and certain collateral, as well as, other terms and conditions. The note was issued to one U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010)
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010)
3.3	Amended Articles of Incorporation (incorporated by reference to our Amended Registration Statement on Form S-1/A filed November 9, 2011)
3.4	Amended Articles of Incorporation (incorporated by reference to our Amended Registration Statement on Form S-1A filed on August 17, 2011)
3.5	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2013)

Exhibit Number	Description
(10)	Material Contracts
10.1	Mineral Property Purchase Agreement with Terry Loney dated December 10, 2009 (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010)
10.2	Bridge Loan Agreement dated November 1, 2012 (incorporated by reference to our Annual Report on Form 8-K filed on March 28, 2013)
10.3	Promissory Note with GEN BioPharma Inc. dated December 31, 2012 (incorporated by reference to our Annual Report on Form 8-K filed on March 28, 2013)
10.4	Bridge Loan Agreement with GEN BioPharma Inc. dated December 31, 2012 (incorporated by reference to our Annual Report on Form 8-K filed on March 28, 2013)
(14)	Code of Ethics
14.1*	Code of Business Conduct and Ethics
(21)	Subsidiaries of the Registrant
21.1	Resolute Oncology Limited, an Ireland corporation
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data File (Form 10-K for the year ended December 31, 2012 furnished in XBRL)
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

RESOLUTE ONCOLOGY INC.

Date:	May17, 2013	By:	/s/ Blair Sorby
Blair Sorby
President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)