Form 10-Q/A
period 2013-03-31
RESOLUTE ONCOLOGY INC
filed 2013-05-24
CIK 1470022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q/A
Amendment No. 1

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
Yes o No x
As of May 23, 2013, our company had 40,386,000 common shares issued and outstanding.

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q filed for the period ended March 31, 2013 (first filed on May 17, 2013)  is filed for the purposes of:  (i) including Exhibit 14.1 (Code of Business Conduct and Ethics) which was omitted in the original report; and (ii)  indicating by check mark (above) that our company is not a shell company as defined in Rule 12b-2 of the Exchange Act.  The indication by check mark that we were a shell company contained in our original report was erroneous and resulted from a clerical error.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010)
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010)
3.3	Amended Articles of Incorporation (incorporated by reference to our Amended Registration Statement on Form S-1/A filed November 9, 2011)
3.4	Amended Articles of Incorporation (incorporated by reference to our Amended Registration Statement on Form S-1A filed on August 17, 2011)
3.5	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2013)

Exhibit Number	Description
(10)	Material Contracts
10.1	Mineral Property Purchase Agreement with Terry Loney dated December 10, 2009 (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010)
10.2	Bridge Loan Agreement dated November 1, 2012 (incorporated by reference to our Annual Report on Form 8-K filed on March 28, 2013)
10.3	Promissory Note with GEN BioPharma Inc. dated December 31, 2012 (incorporated by reference to our Annual Report on Form 8-K filed on March 28, 2013)
10.4	Bridge Loan Agreement with GEN BioPharma Inc. dated December 31, 2012 (incorporated by reference to our Annual Report on Form 8-K filed on March 28, 2013)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics
(21)	Subsidiaries of the Registrant
21.1	Resolute Oncology Limited, an Ireland corporation (incorpated by reference to our Quarterly Report on Form 10-Q filed on May 17, 2013)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101	Interactive Data File (incorpated by reference to our Quarterly Report on Form 10-Q filed on May 17, 2013)
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

RESOLUTE ONCOLOGY INC.

Date:	May 23, 2013	By:	/s/ Blair Sorby
Blair Sorby
President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)