Form 10-Q
period 2013-06-30
RESOLUTE ONCOLOGY INC
filed 2013-08-19
CIK 1470022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 333-166848

Resolute Oncology, Inc.
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
Yes ☐  No☑
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ]	YES	[ ]	NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 9, 2013, our company had 41,386,000 common shares issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The financial statements of Resolute Oncology, Inc., (“Resolute Oncology”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10K for the fiscal year ended December 31, 2012, and all amendments thereto.

RESOLUTE ONCOLOGY, INC.
(FORMERLY PEQUOT RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
INTERIM UNAUDITED FINANCIAL STATEMENTS
PERIOD ENDED JUNE 30, 2013

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2013 (unaudited)	2012
Current Assets
Cash and cash equivalents	$114,047	$1,079,044
Advance on business transaction	-	637,585
Accounts receivable	23,154	-
Prepaid	11,113	-
Total current assets	148,314	1,716,629
Property and Equipment
Accumulated depreciation	(1,361)	(1,079)
Computer equipment	1,690	1,690
Total property and equipment	329	611
Other Assets
Goodwill	1,103,168	-
Total other assets	1,103,168	-
Total assets	$1,251,811	$1,717,240

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$313,776	$30,858
Accrued interest	2,101	1,132
Related party payable	47,167	49,167
Note payable	500,000	500,000
Convertible note payable, net	78,270	-
Payable on purchase	325,178	-
Payroll payable	20,976	-
Other payable	(2,051)	-
Stock subscription payable	-	1,208,000
Total current liabilities	1,285,417	1,789,157
Total liabilities	1,285,417	1,789,157
Commitments and Contingencies	-	-
Stockholders' Equity (Deficit)
Common stock, $.001 par value,
412,000,000 shares authorized;
41,386,000 and 37,400,000 shares issued
and outstanding, respectively	41,386	37,400
Additional paid-in capital	2,336,614	(2,400)
Deficit, accumulated during the development stage	(2,403,860)	(106,917)
Translation adjustment	(7,746)	-
Total stockholders’ equity (deficit)	(33,606)	(71,917)
Total liabilities and stockholders’ equity (deficit)	$1,251,811	$1,717,240

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,		Accumulated from June 23, 2009 (inception) through June 30,
	2013	2012	2013	2012	2013
Revenue	$62,195	$-	$62,195	$-	$62,195

Cost of Goods Sold	40,290	-	40,290	-	40,290

Gross Profit	21,905	-	21,905	-	21,905

Operating Expenses
Consulting	338,206	-	502,911	-	504,911
Debit discount interest expense	78,270	-	78,270	-	78,270
Discontinued business transaction	1,434,405	-	1,434,405	-	1,434,405
Exploration	-	-	-	500	6,390
Impairment of mineral interest	-	-	-	-	10,000
Legal and accounting	73,420	2,412	78,897	8,365	133,480
Rent	8,685	-	9,677	-	9,677
Salaries	101,305	-	101,305	-	101,305
Operation and administration	90,445	2,750	112,424	12,808	145,236
Total operating expense	2,124,736	5,162	2,317,889	21,673	2,423,674
Net loss from operations	(2,102,831)	(5,162)	(2,295,984)	(21,673)	(2,401,769)
Other income (expense)
Interest income	10	-	10	-	10
Interest expense	(545)	(323)	(969)	(323)	(2,101)
Total other income (expense)	(535)	(323)	(959)	(323)	(2,091)
Net loss prior to income tax	(2,103,366)	(5,485)	(2,296,943)	(21,996)	(2,403,860)
Income tax expense	-	-	-	-	-
Net loss	(2,103,366)	(5,485)	(2,296,943)	(21,996)	(2,403,860)
Gain (loss) translation adjustment foreign exchange	(7,746)	-	(7,746)	-	(7,746)
Comprehensive net loss	$(2,111,112)	$(5,485)	$(2,304,689)	$(21,996)	$(2,411,606)
Loss per common share
Basic and diluted	$(0.05)	$(0.00)	$(0.06)	$(0.00)
Weighted average common shares
Basic and diluted	39,497,078	37,400,000	39,497,078	37,400,000

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flow
(Unaudited)
	For Six Months June 30,		Accumulated from June 23, 2009 (inception) through June 30,
	2013	2012	2013

Cash flows from operating activities
Net loss	$(2,296,943)	$(21,996)	$(2,403,860)
Adjustments to reconcile net income (loss) to net
cash used in operating activities
Debit discount interest expense	78,270	-	78,270
Depreciation	282	282	1,361
Changes in operating assets and liabilities:
Increase in goodwill	(603,168)	-	(603,168)
Increase in accounts receivable	(23,154)	-	(23,154)
Increase in prepaid	(11,113)	-	(11,113)
Increase in accounts payable and accrued expenses	282,918	835	313,776
Increase in accrued interest	969	323	2,101
Increase in payable on purchase	325,178	-	325,178
Increase in payroll payable	20,976	-	20,976
Increase in other payable	(2,051)	-	(2,051)
Increase (decrease) in subscription payable	(1,208,000)	-	-
Net cash provided by (used in) operating activities	(3,435,836)	(20,556)	(2,301,684)
Cash flows from investing activities
Advance on business transaction	637,585	-	-
Cash paid for equipment	-	-	(1,690)
Net cash provided by (used) in investing activities	637,585	-	(1,690)
Cash flows from financing activities
Proceeds from related party payable	(2,000)	18,840	47,167
Notes Payable	-	-	500,000
Proceeds from convertible note payable	350,000	-	350,000
Proceeds from issuance of common stock	1,493,000	-	1,528,000
Net cash provided by financing activities	1,841,000	18,840	2,425,167
Effect of exchange rate changes on cash	(7,746)	-	(7,746)
Increase (decrease) in cash and cash equivalents	(964,997)	(1,716)	114,047
Cash and cash equivalents, beginning of period	1,079,044	2,457	-
Cash and cash equivalents, end of period	$114,047	$741	$114,047

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flow
(Unaudited)

Supplement Disclosures:
Cash paid for interest	$-		$-	$-
Cash paid for income tax	$-		$-	$-

Supplement Non-Cash Investing and Financing Information:
Issuance of common stock to acquire a company	$500,000	$		$500,000
Intrinsic value of beneficial conversion feature of convertible	$271,730	$		$271,730

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s registration statement Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2012. The interim results for the period ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year.

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $2,403,860 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

Note 3 – Advance on Business Transaction

The Company has advanced $637,585 during the year ended December 31, 2012 to pay for consulting services, legal fees, license and permits, and rights in connection with its ongoing negotiations regarding a potential asset acquisition or business combination with GEN BioPharma Inc. dba Resolute Oncology. At the end of May 2013, the Company abandoned the potential asset acquisition or business combination with GEN BioPharma Inc. dba Resolute Oncology.

The advance on business transaction accumulative total of $1,434,405 was expensed to discontinued business transaction expense. The accumulative total of $1,434,405 were comprised of the following expenses, $777,607 in licensing and rights, $29,896 in legal, $490,115 in consulting, and $136,787 in operating and administration expenses during the period ending June 30, 2013.

Note 4 – Account Receivables

The Company accounts receivable of $23,154 is comprised of one customer at period end June 30, 2013.

Note 5 – Goodwill

The Company completed the acquisition of Resolute Oncology GmbH, a newly-formed, single product company, from Oncocorp GmbH, and a private pharmaceutical company selling cancer products in Germany. The Company paid 250,000 Euros, issued 1,000,000 million shares and will provide another 250,000 Euros and other payments to the owner of Oncocorp.   Certain key mangers of Oncocorp have transferred to Resolute Oncology GmbH to manage German operations and the launch of additional oncology generic products in the future.   The company is a wholly owned subsidiary of our Irish subsidiary company, Resolute Oncology Limited.  The Company has determined that the total goodwill for this acquisition is $1,103,168 at period end June 30, 2013.

Note 6 – Related Party Note Payable

The officer of the Company advanced funds at various times from inception to the period ending June 30, 2013 in order to support operations. On April 1, 2012, the advance was turned into a loan and is unsecured, bearing three and half percent (3.5%) interest per annum and due on demand. The principal amount due to the officer was $47,167 and the accrued interest was $1,986 as of June 30, 2013.

Note 7 – Note Payable

The Company has taken a bridge loan of $500,000 dollars due on December 31, 2013. The loan shall bear no interest until maturity date. If not repaid by maturity date, the loan shall bear interest at 10% per annum thereafter.

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

Note 8 – Convertible Note Payable

On May 9, 2013, the Company issued a Convertible Note for $350,000 which is partially offset by the debt discount of $78,270, totaling to $271,730 as of June 30, 2013. The note bears interest at $0.22% per annum and is due and payable on December 31, 2013. Principal and accrued interest is convertible into common share at the election of the lender at the rate of $0.50 per share.  Conversion of principal is mandatory upon completion of a qualified equity financing of $10,000,000 or more with interest conversion at the election of the lender.   Upon the earlier of a qualified financing or December 31, 2013, the lender will also be entitled to receive 700,000 share purchase warrants with each warrant exercisable for a period of five years for the purchase of 1 common share at $0.50 per share. The Note was issued to one (1) U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), in reliance on Rule 506 of Regulation D of the Securities Act of 1933 on the basis that the investor represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.. The Company incurred debt discount interest expense of $78,270 and accrued interest of $116.

Note 9 – Purchase Payable

Per the purchase agreement of Resolute Oncology GmbH, a newly-formed, single product company, from Oncocorp GmbH, and a private pharmaceutical company selling cancer products in Germany. The Company will provide another 250,000 Euros to the owner of Oncocorp over the next five months.

Note 10 - Foreign currency translation

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

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

Note 11 – Subsequent Events

In August 2013, we closed a private placement by issuing 200,000 shares of our common stock at a price of $0.50 per share, for gross proceeds of $100,000. We issued the securities to one non U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

The Company has evaluated subsequent events through the date of issuance of the financial statements and, other than the above described subsequent event, did not have any material recognizable subsequent events after June 30, 2013.

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

On December 17, 2012, our company incorporated a wholly owned subsidiary, Resolute Oncology Limited in Dublin, Ireland for the purpose of managing our future operations in Europe.

On December 31, 2012, in connection with our ongoing negotiations regarding a potential asset acquisition or business combination with GEN BioPharma Inc, we entered into a bridge loan agreement and promissory note pursuant to which we advanced $637,585 to GEN BioPharma Inc. to pay for consulting services, legal fees, license and permits, and intellectual property rights for GEN BioPharma.  Subsequently, we advanced an additional $796,820 under the terms of the bridge loan agreement.  As at June 1, 2013, we had abandoned the potential business transaction with GEN BioPharma Inc. and have written down our aggregate advance of $1,434,405 as an expense in respect of the discontinued business transaction.

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

On April 12, 2013, we completed due diligence and finalized a license agreement dated March 24, 2013 with Reliance Life Sciences Limited (RLS), an pharmaceutical company incorporated under the laws of India, pursuant to which we acquired certain rights to RLS’ biosimilar therapeutic protein product referred to as Pegylated Granulocyte Colony-Stimulating Factor (Peg-G-CSF or PEG-Filgrastim). Pursuant to the agreement RLS has agreed to transfer and licence to our company the exclusive right to develop and commercialize RLS’ PEG-Filgrastim in North America (U.S., Canada, and Mexico) and the European Union.  RLS will manufacture and supply clinical formulations and commercial supplies of the product while we will be responsible for managing the regulatory approval process.   The term of the license shall be 10 years from the date of market approval in each applicable territory.  Subject to any mutually agreed renewals, the license term will automatically renew for an additional 2 years.  In consideration for product license and related rights, we have paid a total of $500,000 to date.  Additional fees of $6,000,000 in the aggregate will be due to Reliance Life Sciences upon successful completion of certain clinical and commercial milestones as follows:

•	$500,000 upon completion of Phase I and II clinical studies;
•	$1,000,000 upon completion of Phase II registration studies;
•	$1,000,000 upon market approval in the U.S.;
•	$300,000 upon market approval in EU;
•	$100,000 upon market approval in Canada;
•	$100,000 upon market approval in Mexico;
•	$2,000,000 within 30 days of first commercial sales in North America;
•	$1,000,000 within 30 days of first commercial sales in any European country.

We will also pay to RLS a 4% quarterly net sales royalty on all sales of licensed products.  The license agreement may be terminated by either party upon 30 days notice in the event of default by the other party that remains uncured for 60 days, upon the continuation of an event of force majeur for 90 days, or  in the event of the insolvency or bankruptcy of the other party.

On May 8, 2013 we and our wholly owned Irish subsidiary, Resolute Oncology Ltd. entered into and closed a Sale and Purchase and Assignment Agreement (the “Purchase Agreement”) with Oncocorp GmbH, Peter Gotzler, and Resolute Oncology GmbH (“Resolute Germany”). Pursuant to the terms of the agreement, we acquired, through Resolute Ireland, all issued and outstanding shares and assets of Resolute Germany from Oncocorp GmbH.   In full consideration of the transaction, we agreed to pay to Oncocorp GmbH €500,000 (approximately USD$667,000) in cash and the issuance of 1,000,000 common shares in Resolute Oncology valued at $0.50 cents per share.  We issued the securities to one non “U.S. person” in an “offshore transaction” (at those terms term are defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.  As a result of the transaction, we had 41,386,000 issued and outstanding common shares as at the date of this Current Report.  The cash component of the consideration is payable in six installments as follows:

•	€250,000 (approximately USD$333,500) payable within seven days of the agreement (which amount has been paid);
•	€50,000 (approximately USD$66,700) payable on July 15, 2013(which payment has been deferred by verbal agreement of the parties until a mutually agreeable date)
•	€50,000 payable on August 15, 2013 (which payment has been deferred by verbal agreement of the parties until a mutually agreeable date);
•	€50,000 payable on September 15, 2013;
•	€50,000 payable on October 15, 2013; and
•	€50,000 payable on November 15, 2013;

Any late payments in respect of the cash consideration will accrue interest at a per annum rate of 1,000 basis points above the Euro Interbank Offered Rate (EURIBOR).  Oncocorp may not dispose or encumber the 1,000,000 consideration shares for a period of twelve months from issuance.

The rights of Oncocorp to the unpaid portion of the purchase price are secured against the common shares of Resolute Germany pursuant to the Share Pledge Agreement dated concurrently with the Purchase and Assignment Agreement.

As material terms of the Purchase Agreement we have agreed to enter into the following material agreements:

•	Supply Agreement with Oncocorp GmbH for the supply of Oncocorp’s Paclitaxel OC to our Company;
•	Option Agreement for the Purchase of the marketing authorization and supply agreement with Stragen Pharma S.A. in relation to Paclitaxel OC;

Concurrently with the Purchase Agreement, on May 8, 2013 Resolute Germany entered into an Option Agreement with Oncocorp GmbH relating to the Marketing Authorization of Paclitaxel OC. Pursuant to the agreement our wholly owned subsidiary Resolute Germany acquired an option to purchase from Oncocorp the marketing authorization issued by the German Federal Office for Drugs and Medical Devices (“BfArM”) pursuant to the German Drug Act.  Transfer of the marketing authorization will require assignment to Resolute Germany of Oncocorp’s supply agreement for Paclitaxel OC with STRAGEN Pharma SA.  The assignment is subject to the consent of STRAGEN Pharma SA.   Pursuant to the Option Agreement, Resolute Germany may request, prior to December 31, 2013, the sale and transfer of the marketing authorization and supply agreement in consideration of a purchase price of €150,000 (approximately USD$200,100) (plus value added tax, if applicable).

On May 8, 2013, concurrent with our acquisition of Resolute Oncology GmbH, we appointed Mr. Peter Gotzler as president of Resolute Oncology GmbH.  Mr. Gotzler has over 20 years experience in pharmaceutical sales, marketing and product management.  In 1998, Mr. Gotzler founded Oncocorp GmbH and has since served as its founder and Chief Executive Officer.  Since 1995, he has served as director of marketing and sales of AMGEN GmbH, the German subsidiary of AMGEN Inc.  From 1988 through 1994 Mr. Gotzler held various positions at ESSEX PHARMA GmbH including Director of the oncology business unit (1992-1994) and senior oncology product manager (1990-1992),  Mr. Gotzler holds a Masters in Business Administration from the International Institute for Management Development in Lausanne, Switzerland.

On May 9, 2013, we issued a Convertible Note in consideration of $350,000. The note bears interest at $0.22% per annum and is due and payable on December 31, 2013. Principal and accrued interest are convertible into common share at the election of the lender at the rate of $0.50 per share.  Conversion of principal is mandatory upon completion of a qualified equity financing of $10,000,000 or more with interest conversion at the election of the lender.   Upon the earlier of a qualified financing or December 31, 2013, the lender will also be entitled to receive 700,000 share purchase warrants with each warrant exercisable for a period of five years for the purchase of 1 common share at $0.50 per share. The Note was issued to one (1) U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), in reliance on Rule 506 of Regulation D of the Securities Act of 1933 on the basis that the investor represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.. We incurred debt discount interest expense of $78,270 and accrued interest of $116 as at June 30, 2013.

On June 1, 2013, Resolute Germany entered into a Supply Agreement with Oncocorp GmbH pursuant to which Oncocorp GmbH shall be the exclusive supplier to Resolute Germany of Paclitaxel OC in the territory of Germany.  The products supplied shall include Paclitaxel 6 milligram/millilitre solution for injection in vials of 30 milligram/5 millilitre, 10mg/16.7ml, 150mg/25ml, and 300mg/50ml.  The agreement will allow Resolute Germany, subject to the acquisition of the marketing authorization for Germany contemplated by the Option Agreement with Oncocorp GmbH, to sell Paclitaxel OC under its own name and for its own account. In consideration of the distribution rights granted to Resolute Germany, Oncocorp GmbH shall be entitled to receive a royalty equal to 25% of our gross profits (gross sales, less product rebates, less cost of goods sold) from the sales of all licensed products under the agreement.

The term of the Agreement will commence with effect as of May 1, 2013 and will remain in force until December 31, 2013.  The Agreement may be terminated (i) by either party in the event of a default that remains uncured following 30 days notice by the non-defaulting party, (ii) upon the liquidation, bankruptcy or insolvency of either party, (iii) by written notice to Oncocorp of Oncocorp’s failure to maintain the marketing authorization in good standing.

We have two wholly owned subsidiaries, Resolute Oncology Limited (“Resolute Oncology Ireland”), a company incorporated under the laws of Ireland for the purpose of managing the development of our business in Europe, generally, and Resolute Oncology GmbH, a company incorporated under the laws of Germany.

Our principal executive office is located at 1200 Route 22 East, suite 2000, Bridgewater New Jersey 08807. The telephone number at our principal executive office is 908 253-3590.  Resolute Ireland maintains an office with an address at Building 3, Chiswick Park, 566 Chiswick High Road, Chiswick, London, W4 5YA.  Its telephone number is 0208 849 8290.

Our fiscal year end is December 31.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012.

Results of Operations for the three months ended June 30, 2013 compared to the three months ended June 30 2012.

Revenue

During the three months period ended June 30, 2013, we generated $62,195 in revenue compared to no revenue generated during the three months period ended June 30, 2012.

Expenses

During the three months period ended June 30, 2013, we reported total operating expenses of $2,124,736 as compared to $5,162 during the three months period ended June 30, 2012, an increase of $2,119,574.   The increase in operating expenses is primarily due to increases in consulting. Discontinued business transaction, debit discount interest expense, legal and accounting, rent, salaries and operation and administration expense.   The increases in these expenses are primarily attributable to the discontinued business transaction, and the start-up of the wholly owned subsidiary, Resolute Oncology Limited in Dublin, Ireland and the wholly owned subsidiary, Resolute Oncology GmbH in Germany.

Results of Operations for the six months ended June 30, 2013 compared to the six months ended June 30 2012.

Revenue

During the six months period ended June 30, 2013, we generated $62,195 in revenue compared to no revenue generated during the six months period ended June 30, 2012.

Expenses

During the six months period ended June 30, 2013, we reported total operating expenses of $2,317,889 as compared to $21,673 during the six months period ended June 30, 2012, an increase of $2,296,216.   The increase in operating expenses is primarily due to increases in consulting. Discontinued business transaction, debit discount interest expense, legal and accounting, rent, salaries and operation and administration expense.   The increases in these expenses are primarily attributable to the discontinued business transaction, and the start-up of the wholly owned subsidiary, Resolute Oncology Limited in Dublin, Ireland and the wholly owned subsidiary, Resolute Oncology GmbH in Germany.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

Management currently believes that our company does not have sufficient working capital needed to complete all of its plans, however we have engaged an investment bank to help us secure additional funds.

Current Assets and Total Assets

As of June 30, 2013, the unaudited consolidated balance sheet reflects that our company had: i) total current assets of $148,314, as compared to total current assets of $1,716,629 at December 31, 2012, a decrease of $1,568,315, or approximately 91%; and ii) total assets of $1,251,811, as compared to total assets of $1,717,240 at December 31, 2012, an decrease of $465,429 or approximately 27%.  The decrease in total current assets and total assets was primarily attributable to the decrease in advance on asset transfer which was partially offset by the Goodwill from the acquisition of the wholly owned subsidiary, Resolute Oncology GmbH in Germany.

Total Current Liabilities and Total Liabilities

As of June 30, 2013, the unaudited consolidated balance sheet reflects that our company had total current liabilities and total liabilities of $1,285,417, as compared to total current liabilities and total liabilities of $1,789,157 at December 31, 2012, a decrease of $503,740 or approximately 28%.  This decrease was due to a decrease in stock subscription payable which was converted to equity partially offset by increase in accounts payable and accrued expense, convertible note, and payable on purchase.

Cash Flow

During the six months ended June 30, 2013 cash was primarily used to fund operations and acquisition. Our company reported a net increase in cash during the six months ended June 30, 2013 as compared to June 30, 2012 from proceeds from sales of issuance of common stock which was partial offset by acquisition of a privately owned company in Germany and the start-up cost from our Ireland whole-owned subsidiary company.  See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2013	2012

Net cash provided by (used in) operating activities	$(3,435,836)	$(20,556)
Net cash used in investing activities	637,585	-
Net cash provided by financing activities	1,841,000	18,840
Effect of exchange rate changes	(7,746)	-

Net Change in Cash	$(964,997)	$(1,716)

During the six months ended June 30, 2013, net cash used in operating activities was $3,435,836, compared to net cash used in operating activities of $20,556 during the six months ended June 30, 2012.  The increase in net cash used in operating activities of $3,415,280 is primarily due to an increase in expense is primarily attributable to the discontinued business transaction, the start-up of the wholly owned subsidiary, Resolute Oncology Limited in Dublin, Ireland and the wholly owned subsidiary, Resolute Oncology GmbH in Germany.

During the six months ended June 30, 2013, net cash provided by investing activities was $637,585, compared to net cash provided by financing activities of $0 during the six months ended June 30, 2012.  The increase in net cash provided by financing activities was due to proceeds advance on asset transfer.

During the six months ended June 30, 2013, net cash provided by financing activities was $1,841,000, compared to net cash provided by financing activities of $18,840 during the six months ended June 30, 2012.  The increase in net cash provided by financing activities was due to proceeds issuance of common stock and proceeds from a convertible note payable.

As discussed herein, our company reported a net loss of $2,296,943 during the six months ended June 30, 2013, compared to $21,996 during the six months ended June 30, 2012. The increase was primarily due to increases in: consulting expense, debit discount interest expense, discontinued business transaction, legal and accounting, rent, salaries and operation and administration expenses.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Changes in Internal Control over Financial Reporting

There was no change in our company's internal control over financial reporting during the period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our company's internal control over financial reporting.

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

May 8, 2013 Resolute we authorized the issuance of 1,000,000 shares to Oncocorp GmbH pursuant to our Sale and Purchase and Assignment Agreement dated May 8, 2013 with Oncocorp GmbH, Peter Gotzler, and Resolute Oncology GmbH.  The shares were issued to one non “U.S. person” in an “offshore transaction” (at those terms term are defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 9, 2013, we issued a Convertible Note in consideration of $350,000. The note bears interest at $0.22% per annum and is due and payable on December 31, 2013. Principal and accrued interest is convertible into common share at the election of the lender at the rate of $0.50 per share.  Conversion of principal is mandatory upon completion of a qualified equity financing of $10,000,000 or more with interest conversion at the election of the lender.   Upon the earlier of a qualified financing or December 31, 2013, the lender will also be entitled to receive 700,000 share purchase warrants with each warrant exercisable for a period of five years for the purchase of 1 common share at $0.50 per share. The Note was issued to one (1) U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), in reliance on Rule 506 of Regulation D of the Securities Act of 1933 on the basis that the investor represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

On August , 2013, we closed a private placement by issuing 200,000 shares of our common stock at a price of $0.50 per share, for gross proceeds of $100,000. We issued the securities to one non U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010)
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010)
3.3	Amended Articles of Incorporation (incorporated by reference to our Amended Registration Statement on Form S-1/A filed on August 17, 2011)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2013)
3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on February 2, 2013)

Exhibit Number	Description
(10)	Material Contracts
10.1	Mineral Property Purchase Agreement with Terry Loney dated December 10, 2009 (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010)
10.2	Bridge Loan Agreement dated November 1, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2013)
10.3	Promissory Note with GEN BioPharma Inc. dated December 31, 2012 (incorporated by reference to our Annual Report on Form 10-K filed March 28, 2013).
10.4	Bridge Loan Agreement with GEN BioPharma Inc. dated December 31, 2012 (incorporated by reference to our Annual Report on Form 10-K filed March 28, 2013).
10.5	License agreement dated March 24, 2013 with Reliance Life Sciences Limited*
10.6	Sale and Purchase and Assignment Agreement dated May 8, 2013 with Oncocorp GmbH, Peter Gotzler, and Resolute Oncology GmbH*
10.7	Option Agreement with Oncocorp GmbH*
10.8	Supply Agreement with Oncocorp GmbH*
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Quarterly Report on Form 10-Q/A filed May 24, 2013).
(21)	Subsidiaries of the Registrant*
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data File (Form 10-K for the year ended December 31, 2012 furnished in XBRL)
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

RESOLUTE ONCOLOGY, INC.

Date:	August 19, 2013	By:	/s/ Blair Sorby
Blair Sorby
President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)