Form 10-Q
period 2013-09-30
RESOLUTE ONCOLOGY INC
filed 2013-11-14
CIK 1470022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

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
                                                Yes ☐    No☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ]	YES	[X ]	NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 10, 2013, our company had 41,586,000 common shares issued and outstanding.

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

RESOLUTE ONCOLOGY, INC.
(FORMERLY PEQUOT RESOURCES, INC.)
(A DEVELOPMENT STAGE COMPANY)
INTERIM UNAUDITED FINANCIAL STATEMENTS
PERIOD ENDED SEPTEMBER 30, 2013

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2013 (unaudited)	2012
Current Assets
Cash and cash equivalents	$28,316	$1,079,044
Advance on business transaction	-	637,585
Inventory	40,964	-
Prepaid	11,170	-
Total current assets	80,450	1,716,629
Property and Equipment
Accumulated depreciation	(1,502)	(1,079)
Computer equipment	1,690	1,690
Total property and equipment	188	611
Other Assets
Goodwill	1,103,574	-
Total other assets	1,103,574	-
Total assets	$1,184,212	$1,717,240

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$742,841	$30,858
Accrued interest	2,536	1,132
Related party payable	47,167	49,167
Note payable	575,000	500,000
Convertible note payable, net	214,135	-
Payable on purchase	337,998	-
Payroll payable	4,547	-
Other payable	(1,033)	-
Stock subscription payable	-	1,208,000
Total current liabilities	1,923,191	1,789,157
Total liabilities	1,923,191	1,789,157
Commitments and Contingencies	-	-
Stockholders' Equity (Deficit)
Common stock, $.001 par value,
412,000,000 shares authorized;
41,586,000 and 37,400,000 shares issued
and outstanding, respectively	41,586	37,400
Additional paid-in capital	2,436,414	(2,400)
Deficit, accumulated during the development stage	(3,192,297)	(106,917)
Translation adjustment	(24,682)	-
Total stockholders’ equity (deficit)	(738,979)	(71,917)
Total liabilities and stockholders’ equity (deficit)	$1,184,212	$1,717,240

The accompanying notes are an integral part of these financial statements.

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,		Accumulated from June 23, 2009 (inception) through September 30,
	2013	2012	2013	2012	2013
Revenue	$189,148	$-	$251,343	$-	$251,343

Cost of Goods Sold	90,204	-	130,494	-	130,494

Gross Profit	98,944	-	120,849	-	120,849

Operating Expenses
Consulting	224,995	-	727,906	-	729,906
Debit discount interest expense	135,865	-	214,135	-	214,135
Discontinued business transaction	-	-	1,434,405	-	1,434,405
Exploration	-	-	-	500	6,390
Impairment of mineral interest	-	-	-	-	10,000
Legal and accounting	143,616	2,315	222,513	10,680	277,096
Rent	13,923	-	23,600	-	23,600
Salaries	181,076	-	282,381	-	282,381
Operation and administration	187,475	4,973	299,899	17,781	332,711
Total operating expense	886,950	7,288	3,204,839	28,961	3,310,624
Net loss from operations	(788,006)	(7,288)	(3,083,990)	(28,961)	(3,189,775)
Other income (expense)
Interest income	3	-	13	-	13
Interest expense	(434)	(380)	(1,403)	(703)	(2,535)
Total other income (expense)	(431)	(380)	(1,390)	(703)	(2,522)
Net loss prior to income tax	(788,437)	(7,668)	(3,085,380)	(29,664)	(3,192,297)
Income tax expense	-	-	-	-	-
Net loss	(788,437)	(7,668)	(3,085,380)	(29,664)	(3,192,297)
Gain (loss) translation adjustment foreign exchange	(16,936)	-	(24,682)	-	(24,682)
Comprehensive net loss	$(805,373)	$(7,668)	$(3,110,062)	$(29,664)	$(3,216,979)
Loss per common share
Basic and diluted	$(0.02)	$(0.00)	$(0.08)	$(0.00)
Weighted average common shares
Basic and diluted	40,174,949	37,400,000	40,174,949	37,400,000

The accompanying notes are an integral part of these financial statements.

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flow
(Unaudited)

			Accumulated from June 23, 2009
	For Nine Months September 30,		(inception) through September 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(3,085,380)	$(29,664)	$(3,192,297)

Adjustments to reconcile net income (loss) to net
cash used in operating activities
Debit discount interest expense	214,135	-	214,135
Depreciation	423	423	1,502
Changes in operating assets and liabilities:
Increase in goodwill	(603,574)	-	(603,574)
Increase in inventory	(40,964)	-	(40,964)
Increase in prepaid	(11,170)	-	(11,170)
Increase in accounts payable and accrued expenses	711,983	430	742,841
Increase in accrued interest	1,404	703	2,536
Increase in payable on purchase	337,998	-	337,998
Increase in payroll payable	4,547	-	4,547
Decrease in other payable	(1,033)	-	(1,033)
Decrease in subscription payable	(1,208,000)	-	-
Net cash provided by (used in) operating activities	(3,679,631)	(28,108)	(2,545,479)
Cash flows from investing activities
Advance on business transaction	637,585	-	-
Cash paid for equipment	-	-	(1,690)
Net cash provided by (used) in investing activities	637,585	-	(1,690)
Cash flows from financing activities
Proceeds from related party payable	-	25,740	49,187
Payments to related party payable	(2,000)	-	(2,020)
Notes Payable	75,000	-	575,000
Proceeds from convertible note payable	350,000	-	350,000
Proceeds from issuance of common stock	1,593,000	-	1,628,000
Net cash provided by financing activities	2,016,000	25,740	2,600,167
Effect of exchange rate changes on cash	(24,682)	-	(24,682)
Increase (decrease) in cash and cash equivalents	(1,050,728)	(2,368)	28,316
Cash and cash equivalents, beginning of period	1,079,044	2,457	-
Cash and cash equivalents, end of period	$28,316	$89	$28,316

The accompanying notes are an integral part of these financial statements.

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flow
(Unaudited)

Supplement Disclosures:
Cash paid for interest	$1,403		$703	$2,535
Cash paid for income tax	$-		$-	$-

Supplement Non-Cash Investing and Financing Information:
Issuance of common stock to acquire a company	$500,000	$		$500,000
Intrinsic value of beneficial conversion feature of convertible	$271,730	$		$271,730

The accompanying notes are an integral part of these financial statements.

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s registration statement Form 10K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2012. The interim results for the period ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year.

Note 2 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $3,192,297 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

Note 3 – Advance on Business Transaction (continued)

The advance on business transaction accumulative total of $1,434,405 was expensed to discontinued business transaction expense. The accumulative total of $1,434,405 were comprised of the following expenses, $777,607 in licensing and rights, $29,896 in legal, $490,115 in consulting, and $136,787 in operating and administration expenses during the period ending September 30, 2013.

Note 4 – Goodwill

The Company completed the acquisition of Resolute Oncology GmbH, a newly-formed, single product company, from Oncocorp GmbH, and a private pharmaceutical company selling cancer products in Germany. The Company paid 250,000 Euros, issued 1,000,000 million shares and will provide another 250,000 Euros and other payments to the owner of Oncocorp.   Certain key mangers of Oncocorp have transferred to Resolute Oncology GmbH to manage German operations and the launch of additional oncology generic products in the future.   The company is a wholly owned subsidiary of our Irish subsidiary company, Resolute Oncology Limited.  The Company has determined that the total goodwill for this acquisition is $1,103,574 at period end September 30, 2013.

Note 5 – Related Party Note Payable

The officer of the Company advanced funds at various times from inception to the period ending September 30, 2013 in order to support operations. On April 1, 2012, the advance was turned into a loan and is unsecured, bearing three and half percent (3.5%) interest per annum and due on demand. The principal amount due to the officer was $47,167 and the accrued interest was $2,420 as of September 30, 2013.

Note 6 – Note Payable

The Company has taken a bridge loan of $500,000 dollars due on December 31, 2013. During the period ended September 30, 2013 the Company has taken additional $75,000 from the bridge loan for a total note payable of $575,000. The loan shall bear no interest until maturity date. If not repaid by maturity date, the loan shall bear interest at 10% per annum thereafter.

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

Note 7 – Convertible Note Payable

On May 9, 2013, the Company issued a Convertible Note for $350,000 which is partially offset by the debt discount of $135,865, totaling to $214,135 as of September 30, 2013. The note bears interest at $0.22% per annum and is due and payable on December 31, 2013. Principal and accrued interest is convertible into common share at the election of the lender at the rate of $0.50 per share.  Conversion of principal is mandatory upon completion of a qualified equity financing of $10,000,000 or more with interest conversion at the election of the lender.   Upon the earlier of a qualified financing or December 31, 2013, the lender will also be entitled to receive 700,000 share purchase warrants with each warrant exercisable for a period of five years for the purchase of 1 common share at $0.50 per share. The Note was issued to one (1) U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), in reliance on Rule 506 of Regulation D of the Securities Act of 1933 on the basis that the investor represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.. The Company incurred debt discount interest expense of $214,135 and accrued interest of $116.

Note 8 – Purchase Payable

Per the purchase agreement of Resolute Oncology GmbH, a newly-formed, single product company, from Oncocorp GmbH, and a private pharmaceutical company selling cancer products in Germany, the Company will provide another 250,000 Euros to the owner of Oncocorp over the next five months.  These payments have been deferred by verbal agreement of the parties until a mutually agreeable date.

Note 9 – Foreign currency translation

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

Resolute Oncology, Inc.
(Formerly Pequot Resources, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

Note 10 – Subsequent Events

On September 9, 2013, Resolute Oncology Inc. (the “Company”) entered into a binding term sheet (“Merger Agreement”) which set forth the terms by which Update Pharma Inc. (“Update”) would merge with and into the Company.  The transaction proposed in the Merger Agreement would have resulted in the Company being the surviving entity with shareholders of Update owning 70% of the Company and shareholders of the Company owning 30%.

On October 15, The Company and Update entered into a new binding term sheet (the “New Agreement”) which superseded and replaced the Merger Agreement.  Pursuant to the New Agreement, the Company and Update will, subject to the successful completion of a due diligence period, enter into a definitive asset purchase agreement within 45 days of the date hereof which will further define the terms by which Update will acquire all of the assets and liabilities of the Company’s European operation, which consist of Resolute Oncology Limited and Resolute Oncology GmbH (the “European Operation”), for a purchase price of 2,500,000 shares of Update’s common stock (restricted).  The stock will be issued pursuant to an exemption from registration pursuant to Regulation D promulgated under the Securities Act of 1933.  The closing of the proposed transaction will be contingent upon certain financing requirements.  Upon closing of the proposed transaction, Update will assume the name Resolute Oncology Inc. and continue doing business under that name while the Company will begin doing business under a different name that is yet to be determined.

The Company has evaluated subsequent events through the date of issuance of the financial statements and, other than the above described subsequent event, did not have any material recognizable subsequent events after September 30, 2013.

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

We were incorporated on  June 23, 2009 under the laws of the state of Nevada under the name “Atlas Resources, Incorp.”. Pursuant to a Certificate of Amendment dated June 22, 2011, we changed our name to “Pequot Resources, Inc.”.

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

On May 8, 2013 we and our wholly owned Irish subsidiary, Resolute Oncology Ltd. entered into and closed a Sale and Purchase and Assignment Agreement (the “Purchase Agreement”) with Oncocorp GmbH, Peter Gotzler, and Resolute Oncology GmbH (“Resolute Germany”). Pursuant to the terms of the agreement, we acquired, through Resolute Ireland, all issued and outstanding shares and assets of Resolute Germany from Oncocorp GmbH.   In full consideration of the transaction, we agreed to pay to Oncocorp GmbH €500,000 (approximately USD$667,000) in cash and the issuance of 1,000,000 common shares in Resolute Oncology valued at $0.50 cents per share.  We issued the securities to one non “U.S. person” in an “offshore transaction” (at those terms term are defined in Regulation S of the Securities Act of 1933), relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.  As a result of the transaction, we had 41,386,000 issued and outstanding common shares as at the date of this Current Report.  The cash component of the consideration is payable in six installments as follows:

•	€250,000 (approximately USD$333,500) payable within seven days of the agreement (which amount has been paid);
•	€50,000 (approximately USD$66,700) payable on July 15, 2013(which payment has been deferred by verbal agreement of the parties until a mutually agreeable date)
•	€50,000 payable on August 15, 2013 (which payment has been deferred by verbal agreement of the parties until a mutually agreeable date);
•	€50,000 payable on September 15, 2013(which payment has been deferred by verbal agreement of the parties until a mutually agreeable date);
•	€50,000 payable on October 15, 2013(which payment has been deferred by verbal agreement of the parties until a mutually agreeable date); and
•	€50,000 payable on November 15, 2013;

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

Concurrently with the Purchase Agreement, on May 8, 2013 Resolute Germany entered into an Option Agreement with Oncocorp GmbH relating to the Marketing Authorization of Paclitaxel OC. Pursuant to the agreement our wholly owned subsidiary Resolute Germany acquired an option to purchase from Oncocorp the marketing authorization issued by the German Federal Office for Drugs and Medical Devices (“BfArM”) pursuant to the German Drug Act.  Transfer of the marketing authorization will require assignment to Resolute Germany of Oncocorp’s supply agreement for Paclitaxel OC with STRAGEN Pharma SA.  The assignment is subject to the consent of STRAGEN Pharma SA.   Pursuant to the Option Agreement, Resolute Germany may request, prior to December 31, 2013, the sale and transfer of the marketing authorization and supply agreement in consideration of a purchase price of €150,000 (approximately USD$200,100), plus value added tax, if applicable.

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

On May 9, 2013, we issued a Convertible Note in consideration of $350,000. The note bears interest at $0.22% per annum and is due and payable on December 31, 2013. Principal and accrued interest are convertible into common share at the election of the lender at the rate of $0.50 per share.  Conversion of principal is mandatory upon completion of a qualified equity financing of $10,000,000 or more with interest conversion at the election of the lender.   Upon the earlier of a qualified financing or December 31, 2013, the lender will also be entitled to receive 700,000 share purchase warrants with each warrant exercisable for a period of five years for the purchase of 1 common share at $0.50 per share. The Note was issued to one (1) U.S. person (at that term as defined in Regulation S of the Securities Act of 1933), in reliance on Rule 506 of Regulation D of the Securities Act of 1933 on the basis that the investor represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.. We incurred debt discount interest expense of $214,135 and accrued interest of $116 as at September 30, 2013.

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

During the period ending September 30, 2013, we received an additional $75,000 from the bridge loan agreement for a total of $575,000.  The principal amount of the loan is due on December 31, 2013 and shall bear no interest until the maturity date. If not repaid by the maturity date, the loan shall bear interest at 10% per annum thereafter.

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

Our fiscal year end is December 31.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended September 30, 2013 as compared to the three and six months ended September 30, 2012.

Results of Operations for the three months ended September 30, 2013 compared to the three months ended September 30 2012.

Revenue

During the three months period ended September 30, 2013, we generated $189,148 in revenue compared to no revenue generated during the three months period ended September 30, 2012.

Expenses

During the three months period ended September 30, 2013, we reported total operating expenses of $886,950 as compared to $7,288 during the three months period ended September 30, 2012, an increase of $879,662.   The increase in operating expenses is primarily due to increases in consulting, debt discount interest, legal and accounting, salaries and operation and administration expense. The increases in these expenses are primarily attributable to the obligatory filings, and the start-up of the wholly owned subsidiary, Resolute Oncology Limited in Dublin, Ireland and the wholly owned subsidiary, Resolute Oncology GmbH in Germany.

Results of Operations for the nine months ended September 30, 2013 compared to the nine months ended September 30 2012.

Revenue

During the nine months period ended September 30, 2013, we generated $251,343 in revenue compared to no revenue generated during the nine months period ended September 30, 2012.

Expenses

During the nine months period ended September 30, 2013, we reported total operating expenses of $3,204,839 as compared to $28,961 during the nine months period ended September 30, 2012, an increase of $3,175,878.   The increase in operating expenses is primarily due to increases in consulting, debit discount interest expense, discontinued business transaction, legal and accounting, rent, salaries and operation and administration expense.   The increases in these expenses are primarily attributable to the discontinued business transaction, and the start-up of the wholly owned subsidiary, Resolute Oncology Limited in Dublin, Ireland and the wholly owned subsidiary, Resolute Oncology GmbH in Germany.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

Management currently believes that our company does not have sufficient working capital needed to complete all of its plans; however we have engaged an investment bank to help us secure additional funds.

Current Assets and Total Assets

As of September 30, 2013, the unaudited consolidated balance sheet reflects that our company had: i) total current assets of $80,450, as compared to total current assets of $1,716,629 at December 31, 2012, a decrease of $1,636,179, or approximately 95%; and ii) total assets of $1,184,212, as compared to total assets of $1,717,240 at December 31, 2012, an decrease of $533,028 or approximately 31%.  The decrease in total current assets and total assets was primarily attributable to the decrease in advance on asset transfer which was partially offset by the Goodwill from the acquisition of the wholly owned subsidiary, Resolute Oncology GmbH in Germany.

Total Current Liabilities and Total Liabilities

As of September 30, 2013, the unaudited consolidated balance sheet reflects that our company had total current liabilities and total liabilities of $1,923,191, as compared to total current liabilities and total liabilities of $1,789,157 at December 31, 2012, an increase of $134,034 or approximately 7%.  This increase was due to an increase in accounts payable and accrued expense, convertible note, and payable on purchase.

Cash Flow

During the nine months ended September 30, 2013 cash was primarily used to fund operations. Our company reported a net decrease in cash during the nine months ended September 30, 2013 as compared to September 30, 2012 from proceeds from sales of issuance of common stock which was partial offset by acquisition of a privately owned company in Germany and the on-going cost from our Ireland and German whole-owned subsidiary company.  See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
	2013	2012

Net cash provided by (used in) operating activities	$(3,679,631)	$(28,108)
Net cash used in investing activities	637,585	-
Net cash provided by financing activities	2,016,000	25,740
Effect of exchange rate changes	(24,682)	-

Net Change in Cash	$(1,050,728)	$(2,368)

During the nine months ended September 30, 2013, net cash used in operating activities was $3,679,631, compared to net cash used in operating activities of $28,108 during the nine months ended September 30, 2012.  The increase in net cash used in operating activities of $3,651,523 is primarily due to an increase in expense is primarily attributable to the discontinued business transaction, the on-going cost of the wholly owned subsidiaries, Resolute Oncology Limited in Dublin, Ireland and Resolute Oncology GmbH in Germany.

During the nine months ended September 30, 2013, net cash provided by investing activities was $637,585, compared to no cash provided by financing activities of $0 during the nine months ended September 30, 2012.  The increase in net cash provided by financing activities was due to proceeds advance on asset transfer.

During the nine months ended September 30, 2013, net cash provided by financing activities was $2,016,000, compared to net cash provided by financing activities of $25,740 during the nine months ended September 30, 2012.  The increase in net cash provided by financing activities was due to proceeds issuance of common stock, proceeds from a convertible note payable, and proceeds from note payable.

As discussed herein, our company reported a net loss of $3,085,380 during the nine months ended September 30, 2013, compared to $29,664 during the nine months ended September 30, 2012. The increase was primarily due to increases in: consulting expense, debit discount interest expense, discontinued business transaction, legal and accounting, rent, salaries and operation and administration expenses.

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

Changes in Internal Control over Financial Reporting

There was no change in our company's internal control over financial reporting during the period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our company's internal control over financial reporting.

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

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010)
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010)
3.3	Amended Articles of Incorporation (incorporated by reference to our Amended Registration Statement on Form S-1/A filed on August 17, 2011)
3.4	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2013)
3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on February 2, 2013)
(10)	Material Contracts
10.1	Mineral Property Purchase Agreement with Terry Loney dated December 10, 2009 (incorporated by reference to our Registration Statement on Form S-1 filed May 14, 2010)
10.2	Bridge Loan Agreement dated November 1, 2012 (incorporated by reference to our Annual Report on Form 10-K filed on March 28, 2013)
10.3	Promissory Note with GEN BioPharma Inc. dated December 31, 2012 (incorporated by reference to our Annual Report on Form 10-K filed March 28, 2013).
10.4	Bridge Loan Agreement with GEN BioPharma Inc. dated December 31, 2012 (incorporated by reference to our Annual Report on Form 10-K filed March 28, 2013).
10.5	License agreement dated March 24, 2013 with Reliance Life Sciences Limited*
10.6	Sale and Purchase and Assignment Agreement dated May 8, 2013 with Oncocorp GmbH, Peter Gotzler, and Resolute Oncology GmbH*
10.7	Option Agreement with Oncocorp GmbH*
10.8	Supply Agreement with Oncocorp GmbH*
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Quarterly Report on Form 10-Q/A filed May 24, 2013).
(21)	Subsidiaries of the Registrant**

Exhibit Number	Description
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.
101**	Interactive Data File (Form 10-Q for the period ended September 30, 2013 furnished in XBRL)
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

RESOLUTE ONCOLOGY, INC.

Date:	November 14, 2013	By:	/s/ Blair Sorby
Blair Sorby
President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)